Form 10QSB
period 2006-09-30
Polonia Bancorp
filed 2006-12-21
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-52267

Polonia Bancorp

(Exact name of registrant as specified in its charter)

Federal	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Huntingdon Pike, 3rd Floor, Huntingdon Valley, Pennsylvania	19006
(Address of principal executive offices)	(Zip Code)

(215) 938-8800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 21, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Polonia Bancorp (the “Company”) filed a registration statement on Form SB-2 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”), which the SEC declared effective on November 13, 2006. The Registration Statement included financial statements for the quarter ended June 30, 2006. Therefore, the Company is filing this Form 10-QSB pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the quarter reported in the Registration Statement.

POLONIA BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Polonia Bancorp has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Polonia Bank (the “Bank”). After completion of the reorganization, the Company will become the federally chartered mid-tier stock holding company of the Bank and will own all of the Bank’s capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$907,759	$963,727
Interest-bearing deposits with other institutions	5,475,801	2,802,721

Cash and cash equivalents	6,383,560	3,766,448

Investment securities available for sale	39,775,675	58,308,114
Loans receivable (net of allowance for loan losses of $649,406, $650,943 and $691,512)	107,415,946	96,904,997
Accrued interest receivable	675,711	699,986
Federal Home Loan Bank stock	1,063,300	1,609,800
Premises and equipment, net	5,377,654	5,650,173
Bank-owned life insurance	3,945,173	3,816,671
Other assets	2,792,140	2,823,536

TOTAL ASSETS	$167,429,159	$173,579,725

LIABILITIES
Deposits	$146,309,822	$142,007,175
Short-term borrowings	—	3,500,000
Other borrowings	6,814,610	13,409,158
Advances by borrowers for taxes and insurance	599,485	963,893
Accrued interest payable	49,697	50,053
Other liabilities	1,747,922	1,621,229

TOTAL LIABILITIES	155,521,536	161,551,508

Commitment and contingencies	—	—

RETAINED EARNINGS
Retained earnings	12,237,299	12,296,839
Accumulated other comprehensive income (loss)	(329,676)	(268,622)

TOTAL RETAINED EARNINGS	11,907,623	12,028,217

TOTAL LIABILITIES AND RETAINED EARNINGS	$167,429,159	$173,579,725

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,556,975	$1,454,078	$4,423,263	$4,277,877
Investment securities	514,080	703,775	1,792,439	1,903,376
Other dividend income	20,794	27,635	59,613	57,586

Total interest and dividend income	2,091,849	2,185,488	6,275,315	6,238,839

INTEREST EXPENSE
Deposits	923,061	599,902	2,606,551	1,665,552
Short-term borrowings	55,499	2,825	105,357	5,969
Other borrowings	64,462	289,876	267,846	876,666
Escrow	4,639	4,485	14,258	12,969

Total interest expense	1,047,661	897,088	2,994,012	2,561,156

NET INTEREST INCOME	1,044,188	1,288,400	3,281,303	3,677,683
Provision for loan losses	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,044,188	1,288,400	3,281,303	3,677,683

NONINTEREST INCOME
Service fees on deposit accounts	36,606	40,164	104,973	119,447
Earnings on bank-owned life insurance	42,834	11,100	128,502	33,300
Investment securities losses, net	—	(519,076)	(167,697)	(523,216)
Rental income	80,744	75,183	241,975	231,298
Other	27,089	29,900	171,947	157,126

Total noninterest income	187,273	(362,729)	479,700	17,955

NONINTEREST EXPENSE
Compensation and employee benefits	749,835	722,321	2,146,137	2,113,389
Occupancy and equipment	216,313	212,196	649,590	616,687
Federal deposit insurance premiums	34,480	33,685	102,174	103,182
Data processing expense	52,860	48,008	172,337	155,522
Professional fees	16,686	82,328	124,736	184,568
Loss on early extinguishment of debt	—	—	—	—
Other	259,196	249,181	749,007	695,405

Total noninterest expense	1,329,370	1,347,719	3,943,981	3,868,753

Income (loss) before income tax expense (benefit)	(97,909)	(422,048)	(182,978)	(173,115)
Income tax expense (benefit)	(119,078)	(60,942)	(123,438)	(1,496)

NET INCOME (LOSS)	$21,169	$(361,106)	$(59,540)	$(171,619)

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS (UNAUDITED)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance, December 31, 2005	$12,296,839	$(268,622)	$12,028,217
Net loss	(59,540)		(59,540)	$(59,540)
Other comprehensive loss:
Unrealized loss on available- for-sale securities, net of reclassification adjustment, net of tax benefit of $31,452		(61,054)	(61,054)	(61,054)

Comprehensive loss				$(120,594)

Balance, September 30, 2006	$12,237,299	$(329,676)	$11,907,623

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(59,540)	$(171,619)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation, amortization, and accretion	459,014	349,236
Investment securities losses, net	167,697	523,216
Earnings on Bank-owned life insurance	(128,502)	(33,300)
Deferred federal income taxes	116,142	(157,307)
Decrease in accrued interest receivable	24,275	47,520
Increase (decrease) in accrued interest payable	(356)	33,727
Other, net	97,003	(112,071)

Net cash provided by (used for) operating activities	675,733	479,402

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,161,006	30,245,617
Proceeds from principal repayments and maturities	6,657,217	4,002,745
Purchases	(5,756,069)	(32,820,578)
Decrease (increase) in loans receivable, net	(10,478,249)	3,622,219
Proceeds from sales of real estate owned	457,004	245,538
Disbursements to improve real estate owned	(29,279)	—
Purchase of Federal Home Loan Bank stock	(533,600)	(136,000)
Redemptions of Federal Home Loan Bank stock	1,080,100	348,800
Purchase of premises and equipment	(9,116)	(125,780)

Net cash provided by investing activities	8,549,014	5,382,561

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	4,302,647	(3,638,666)
Net increase in short-term borrowings	(3,500,000)	1,500,000
Repayment of other borrowings	(6,594,548)	(1,625,493)
Deferred conversion costs	(451,725)	—
Increase (decrease) in advances by borrowers for taxes and insurance, net	(364,008)	(592,530)

Net cash provided by (used for) financing activities	(6,607,634)	(4,356,689)

Increase (decrease) in cash and cash equivalents	2,617,113	1,505,274

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,766,447	1,898,663

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,383,560	$3,403,937

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,994,368	$2,527,429
Income taxes	—	212,000
Noncash transactions:
Transfers from loans to real estate acquired through foreclosure	—	51,149

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of the Bank’s financial statements included in the Company’s prospectus, dated November 13, 2006.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses.

Recent Accounting and Regulatory Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a Bank recognize the over funded or under funded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS

No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Bank is currently evaluating the impact the adoption of the standard will have on the Bank’s results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position.

2. Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Bank has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and derivatives that qualify as cashflow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net income (loss):	$21,169	$(361,106)
Other comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $274,433 in 2006, $209,263 in 2005.	532,722	406,216
Net securities losses reclassified into earnings, net of tax benefit of $176,486 in 2005.	—	(342,590)

Other comprehensive income - net of tax	532,722	63,626

Comprehensive income (loss)	$553,891	$(297,480)

(Dollar amounts in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net loss:	$(59,540)	$(171,115)
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $25,565 in 2006, $240,995 in 2005	49,626	467,813
Net securities losses reclassified into earnings, net of tax benefit of $57,017 in 2006, $177,893 in 2005.	(110,680)	(345,323)

Other comprehensive income (loss) - net of tax	(61,054)	122,490

Comprehensive loss	$(120,594)	$(48,625)

3. Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Bank has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers. The cash surrender value of these policies totaled $3,945,173 and $3,816,671 at September 30, 2006 and December 31, respectively. The Plan provides that death benefits totaling $6.0 million at September 30, 2006, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the current and former presidents of the Bank. At September 30 2006 and December 31, 2005, $1,165,861 and $1,067,639, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $3,96,392 and $362,997, respectively, are recognized in the financial statements.

The deferred compensation is to be paid to the individuals for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The Bank records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $41,513 and $40,111 for the three months ended September 30, 2006 and 2005, and $240,666 and $231,747 for the nine months ended September 30, 2006 and 2005, respectively. The accruals increase each year for the discount rate 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic pension cost for the supplemental retirement plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$24,831	$24,411	$146,463	$143,085
Interest cost	16,682	15,701	94,203	88,662

Net periodic pension cost	$41,513	$40,111	$240,666	$231,747

4. Mutual Holding Company Reorganization And Minority Stock Issuance

On January 17, 2006, as amended and restated on September 19, 2006, the Board of Directors of Polonia Bank (the “Bank”) unanimously adopted a Plan of Reorganization and Stock Issuance (the “Plan of Reorganization”). Pursuant to the Plan of Reorganization, which will be voted on by the Bank’s members at a special meeting of members to be held on January 8, 2007, the Bank will: (i) convert to a stock savings bank (“Stock Bank”) as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize Polonia MHC (the “MHC”) as a federally chartered mutual holding company that will own at least 51% of the common stock of the Company so long as the MHC remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the MHC so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the MHC.

The Company is offering to the public shares of common stock representing a minority ownership of the Company. The price of the common stock is based upon the estimated pro forma market value of the Bank as determined by an independent appraisal. The MHC will maintain the majority ownership of the Company. Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At September 30, 2006, reorganization costs of approximately $451,726 were incurred in connection with the reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and, to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania. The Bank operates from five full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2006 and 2005 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-QSB.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies.

Securities. Securities are reported at fair value adjusted for premiums and discounts which are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost, and that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Management systematically evaluates securities for other than temporary declines in fair value on a quarterly basis.

Allowance for loan losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Bank’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis are any changes in observable trends that may be occurring relative to loans to assess potential weaknesses within the credit. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses.

Income taxes. The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income taxes or benefits are based on changes in the deferred tax asset or liability from period to period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which such items are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $167.4 million, a decrease of $6.2 million or 3.5% from total assets of $173.6 million at December 31, 2005. The decrease in assets resulted primarily from an $18.5 million decrease in securities available-for-sale related to the sale of our entire $17.1 million portfolio of mutual funds, partially offset by a $10.5 million increase in loan originations and a $2.6 increase in cash and cash equivalents. Total liabilities at September 30, 2006 were $155.5 million, compared to $161.6 million at December 31, 2005, a decrease of $6.0 million or 3.7%, primarily resulting from a decrease in FHLB borrowings, partially offset by a $4.3 million increase in deposits. Retained earnings decreased to $11.9 million at September 30, 2006 from $12.0 million at December 31, 2005, a decrease of $121,000 or 1.0%, due to an operating loss of $60,000 for the nine months ended September 30, 2006 and an increase in the unrealized loss on investment securities of $61,000.

Loans, net, increased $10.5 million, or 10.9%, to $107.4 million at September 30, 2006 compared to $96.9 million at December 31, 2005. The size of our loan portfolio increased during the nine months ended September 30, 2006 due primarily to an increase in the amount of originations throughout our lending territory.

Total deposits increased to $146.3 million from $142.0 million during the nine months ended September 30, 2006, an increase of $4.3 million or 3.0%. The increase in deposits was attributable, in part, to the launching of a tiered signature money market account which has accounted for approximately $9.6 million in funds since its introduction in July, 2006.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. FHLB borrowings decreased $10.1 million to $6.8 million at September 30, 2006 from $16.9 million at December 31, 2005 as part of the proceeds from the sale of mutual fund securities were used to reduce FHLB borrowings. The advances outstanding at September 30, 2006 mature in 2007 through 2012.

Comparison Of Operating Results For The Three and Nine Months Ended September 30, 2006 and 2005

General. We recorded net income of $21,000 during the three months ended September 30, 2006, compared to a net loss of $361,000 during the three months ended September 30, 2005. The change in net income for the 2006 period was primarily due to the absence of losses from sales on our investment securities which occurred during the third quarter of 2005 and the realization of tax benefits from the current and prior periods, partially offset by lower net interest income.

We recorded a net loss of $60,000 during the nine months ended September 30, 2006, compared to a net loss of $172,000 during the nine months ended September 30, 2005. The change of $112,000 was primarily due to decreased losses from sales on our investment securities and the realization of tax benefits from the current and prior periods, partially offset by lower net interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change
	2006	2005		2006	2005
	(Dollars in thousands)
Interest and dividend income:
Loans	$1,557	$1,454	7.1%	$4,423	$4,278	3.4%
Investment securities	514	704	(27.0)	1,792	1,903	(5.8)
Other dividend income	21	28	(25.0)	60	58	3.5

Total interest and dividend income	2,092	2,186	(4.3)	6,275	6,239	0.6
Interest expense:
Deposits	923	600	53.8	2,607	1,665	56.6
Short-term borrowings	55	3	1733.0	105	6	1,650.0
Other borrowings	64	290	(77.9)	268	877	(69.5)
Advances by borrowers for taxes and insurance	6	4	50.0	14	13	7.7

Total interest expense	1,048	897	16.7	2,994	2,561	16.9

Net interest income	$1,044	$1,289	(19.0)	$3,281	$3,678	(10.8)

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$106,653	5.92%	$93,189	6.33%	$101,819	5.79%	$94,780	6.02%
Investment securities	39,428	5.29	59,264	4.82	47,482	5.03	59,583	4.32
Other interest-earning assets	3,985	2.14	3,888	2.92	3,463	2.34	3,718	2.11

Total interest-earning assets	150,066	5.65	156,341	5.67	152,764	5.55	158,081	5.34
Noninterest-earning assets	13,438		14,557		13,356		15,116
Loan loss reserve	(637)		(686)		(635)		(686)

Total assets	$162,867		$170,212		$165,485		$172,511

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$12,087	0.54	$13,665	0.59	$12,918	0.52	$14,249	0.55
Money market deposits	5,695	4.98	587	0.69	1,923	5.14	607	0.66
Savings accounts	48,877	0.74	49,189	0.77	48,441	0.79	49,020	0.79
Time deposits	67,210	4.49	62,199	3.17	71,587	4.10	62,551	2.81

Total interest-bearing deposits	133,869	0.70	125,640	0.48	134,869	1.94	126,427	1.32
FHLB advances – Short-term	3,916	5.70	500	2.43	2,722	5.16	1,194	0.67
FHLB advances – Long-term	7,092	3.66	25,143	4.68	9,763	3.67	25,686	4.56
Advances by borrowers for taxes and insurance	852	2.86	607	2.67	910	2.06	618	2.81

Total interest-bearing liabilities	145,729	2.91	151,890	2.40	148,264	2.70	153,925	2.22
Noninterest-bearing liabilities	5,598		4,696		5,572		5,376

Total liabilities	151,327		156,586		153,836		159,301
Retained earnings	11,540		13,626		11,649		13,210

Total liabilities and retained earnings	$162,867		$170,212		$165,485		$172,511

Net interest income for the three months ended September 30, 2006 decreased $244,000 or 19.0%, compared to the same period last year, primarily reflecting higher interest expense paid on deposits, specifically the average weighted rate paid on our new tiered signature money market account, which was partially offset by reduced borrowing expense due to a decrease in the average balance of borrowings. Total interest income decreased $94,000 as the average balance of investment securities decreased, partially offset by an increase in the average balance of loans. Total interest expense increased $151,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $14.6 million decrease in the average balance of FHLB borrowings.

Net interest income for the nine months ended September 30, 2006 decreased $397,000, or 10.8%, compared to the same period last year, as a result of an increase in funding costs reflecting the rising short-term interest rate environment and an increase in the average balance of deposits. The average balance of interest-earning assets decreased to $152.8 million, or 3.4%, primarily as a result of the restructuring of our investment securities portfolio following the sale of $17.1 million in mutual funds. Total interest income increased $36,000 as a result of increased income on loans, partially offset by a reduction in interest income on investment securities. Total interest expense increased $433,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds due to a higher interest rate environment and the introduction of a new deposit product, offset by a decrease in FHLB borrowings.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$649	$692	$651	$692
Provision for loan losses	—	—	—	—
Charge-offs	(16)	(8)	(20)	(30)
Recoveries	2	1	4	23
Net charge-offs	(14)	(7)	(16)	(7)

Allowance at end of period	$635	$685	$635	$685

We did not record a provision for loan losses for the three and nine months ended September 30, 2006 and September 30, 2005. The lack of provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and improved loan delinquencies.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2006	At December 31, 2005	% change
		(Dollars in thousands)
Nonaccrual loans	$213	$284	(25.0)%
Real estate owned	—	428	(100.0)%

Total nonperforming assets	$213	$712	(70.0)%

Total nonperforming loans to total loans	0.20%	0.29%
Total nonperforming loans to total assets	0.13%	0.16%
Total non performing assets to total assets	0.13%	0.41%

Real estate owned decreased $428,000 during the first nine months of 2006 as a result of the sale of three foreclosed properties.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Service fees on deposit accounts	$37	$40	$(7.50)	$105	$119	$(11.76)
Earnings on bank owned life insurance	43	11	290.91	129	33	290.91
Investment securities losses, net	—	(519)	(100.00)	(167)	(523)	68.07
Rental income	81	75	8.00	242	231	4.77
Other	27	30	(10.00)	172	157	9.55
Total	188	(363)	N/M	481	17	2,729.40

The $551,000 change in non-interest income during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to a decrease in losses on the sale of investment securities. The $462,000 increase in non-interest income during the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to lower losses on the sale of investment securities.

During 2005, we restructured our securities portfolio by selling lower yielding securities to improve our yield. In 2005, we sold $30.0 million of corporate bonds, U.S. Government-sponsored entity securities and equity securities and purchased mortgage-backed securities, with such sales resulting in $453,000 of losses during 2005. Additionally, in April 2006, we sold the entire portfolio of $17.1 million of mutual funds which had been written down in 2004 and 2005 and for the quarter ended March 31, 2006 for other-than temporary-impairment of their market value. The proceeds from this sale were utilized to further reduce FHLB borrowings. The amounts of the securities write-downs in 2004, 2005 and the first half of 2006 totaled $302,000, $389,000 and $167,000, respectively.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$750	$722	3.88%	$2,146	$2,113	1.56%
Occupancy and equipment	217	212	1.88	650	617	5.35
Federal deposit insurance premiums	34	34	—	102	103	(0.97)
Data processing expense	52	48	8.33	172	156	10.26
Professional fees	17	83	(79.52)	125	185	(32.43)
Loss on early extinguishment of debt	—	—	—	—	—	—
Other	259	249	4.02	749	695	7.77

Total	$1,329	$1,348	(1.48)	$3,944	$3,869	1.94

Total non-interest expense decreased $19,000, or 1.5%, for the three months ended September 30, 2006, from the three months ended September 30, 2005. This decrease is primarily a result of lower professional fees.

Total non-interest expense increased $75,000, or 1.9%, for the nine months ended September 30, 2006, from the nine months ended September 30, 2005. This increase is primarily the result of higher compensation and benefits expense and increased occupancy expense, offset by a decrease in professional fees.

Income Taxes. The Bank recorded a tax benefit of $119,000 for the three months ended September 30, 2006 compared to a tax benefit of $58,000 during the three months ended September 30, 2005. The tax benefit in 2006 and 2005 resulted from operating losses incurred by the Bank.

The Bank recorded a tax benefit of $123,000 for the nine months ended September 30, 2006 compared to a tax benefit of $1,000 during the nine months ended September 30, 2005. The tax benefit in 2006 and 2005 resulted from operating losses incurred by the Bank. The tax benefits for both the three and nine months ended September 30, 2006 include benefits related to those periods as well as prior periods.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $6.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.8 million at September 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $115.0 million from the FHLB of Pittsburgh. On September 30, 2006, we had $6.8 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At September 30, 2006, we had $2.5 million in mortgage loan commitments outstanding. Time deposits due within one year of September 30, 2006 totaled $37.0 million, or 51.4% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also will manage our capital for maximum stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.

For the nine months ended September 30, 2006 and the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange

Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2006, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

On November 13, 2006, the Company, the MHC, and the Bank entered into an Agency Agreement with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), who is acting as the Bank’s financial advisor during the conversion of the Bank from the mutual form of organization to the mutual holding company form of organization and is also assisting in the marketing of the Company’s common stock during its stock offering. For these services, Sandler O’Neill will receive a marketing fee equal to 1.25% of the dollar amount of the common stock sold in the subscription and community offerings. No fee will be payable to Sandler O’Neill with respect to shares purchased by officers, directors and employee or their immediate families, or any common stock purchased by the Bank’s tax-qualified and non-qualified employee benefit plans.

The foregoing description of the terms of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, which is filed as Exhibit 1.1 hereto and incorporated by reference herein.

Item 6. Exhibits

1.1	Agency Agreement

3.1	Charter of Polonia Bancorp (1)

3.2	Bylaws of Polonia Bancorp (1)

4.0	Form of Stock Certificate of Polonia Bancorp (1)

10.1	Supplemental Executive Retirement Plan for Paul D. Rutkowski (1)

10.2	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form SB-2 (File No. 333-135643) as amended, initially filed with the SEC on July 7, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: December 21, 2006	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: December 21, 2006	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)