Form 10KSB
period 2006-12-31
Polonia Bancorp
filed 2007-03-30
CIK 1368252

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-52267

POLONIA BANCORP

(Name of small business issuer in its charter)

United States	41-2224099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Huntingdon Pike, 3rd Floor, Huntingdon Valley, Pennsylvania	19006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (215) 938-8800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer recorded $219,000 in losses for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 26, 2007 was $13.4 million, based upon the closing price of $10.00 as quoted on the OTC Electronic Bulletin Board for March 26, 2007. Solely for purposes of this calculation, the shares held by Polonia MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of March 26, 2007, the issuer had 3,306,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp (the “Company”), Polonia MHC and Polonia Bank (the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Polonia Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Polonia Bancorp was organized as a federal corporation at the direction of Polonia Bank (the “Bank”), in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on January 11, 2007. In the reorganization and related minority stock offering, Polonia Bancorp sold 1,487,813 shares of its common stock to the public and issued 1,818,437 shares of its common stock to Polonia MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Polonia MHC. Costs incurred in connection with the common stock offering of $1,043,000 were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $13,835,000.

As a result of the reorganization, Polonia Bancorp’s business activities are the ownership of the outstanding capital stock of Polonia Bank and management of the investment of offering proceeds retained from the reorganization. Currently, Polonia Bancorp neither owns nor leases any property, but instead uses the premises, equipment and other property of Polonia Bank and pays appropriate rental fees, as required by applicable law and regulations. In the future, Polonia Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, or understandings, written or oral, to do so.

Polonia Bank was originally chartered in 1923 as a federally chartered savings and loan association under the name “Polonia Federal Savings and Loan Association.” In 1996, Polonia Federal Savings and Loan Association changed its name to Polonia Bank.

The Company is headquartered in Huntingdon Valley and operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to four-family real estate and to a much lesser extent, multi-family and nonresidential real estate loans and home equity and consumer loans which we primarily hold for investment.

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties. In addition to our main office, we operate from four additional locations in Philadelphia County. Our four branch offices are located within the city of Philadelphia. We generate deposits through our five offices and conduct lending activities throughout the

Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey. The Philadelphia metropolitan area is the fourth largest in the United States (based on United States Census data for 2004) with an estimated population of 5.7 million. The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

The Greater Philadelphia metropolitan area’s economy is heavily based upon manufacturing, refining, food and financial services. The city is home to many Fortune 500 companies, including cable television and internet provider Comcast; insurance companies CIGNA and Lincoln Financial Group; energy company Sunoco; food services company Aramark; paper and packaging company Crown Holdings Incorporated; diversified producer Rohm and Haas Company; the pharmaceutical company Glaxo SmithKline; the helicopter division of Boeing Co.; and automotive parts retailer Pep Boys. The city is also home to many universities and colleges.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wachovia Corporation, Commerce Bancorp, Inc. and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, home equity loans and consumer loans. We originate loans primarily for investment purposes. Currently, we only offer fixed-rate loan products. We intend to introduce adjustable-rate loan products, including home equity lines of credit in the future.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate mortgage loans with terms up to 30 years. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan.

Multi-Family and Nonresidential Real Estate Loans. On a limited basis, we offer fixed-rate mortgage loans secured by multi-family and nonresidential real estate. Our multi-family and nonresidential real estate loans are generally secured by apartment buildings, small office buildings and owner-occupied properties. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in the Commonwealth of Pennsylvania. Such participations include adjustable-rate mortgage loans originated by other institutions.

We originate fixed-rate multi-family and nonresidential real estate loans with terms up to 30 years. These loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

Home Equity Loans and Lines of Credit. We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%. During 2006 we participated in a portion of a home equity line of credit. We anticipate offering home equity lines of credit with a maximum loan to value ratio of 80% and adjustable interest rates tied to a market index in our market area during 2007.

Consumer Loans. We currently offer consumer loans in the form of education loans and, to a much lesser extent, loans secured by savings accounts or time deposits and secured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We offer education loans under the Federal Family Education Loan Program. Interest on these loans is an annual variable rate which currently may not exceed 9.0%. Such loans have terms of at least 10 years but no more than 15 years to repay their loans. An extended repayment plan is available in some circumstances. Those loans are insured against default by the Pennsylvania Higher Education Assistance Agency.

We offer consumer loans secured by deposit accounts with fixed interest rates and terms up to five years.

Loan Underwriting Risks

Multi-Family and Nonresidential Real Estate Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. We also conduct an annual internal loan review for all loan participations.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise in newspapers that are widely circulated in Montgomery, Bucks and Philadelphia Counties. Accordingly, when our rates are competitive, we attract loans from throughout Montgomery, Bucks and Philadelphia Counties. We occasionally purchase loans and participation interests in loans. We generally originate loans for portfolio and infrequently sell loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. A loan committee consisting of officers of Polonia Bank has authority to approve all conforming one- to four-family loans and education loans. Designated loan officers have the authority to approve savings account loans. All other loans, generally consisting of non-conforming one- to four-family loans, jumbo loans, commercial real estate and employee loans must be approved by the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2006, our general regulatory limit on loans to one borrower was $1.8 million. At that date, our largest lending relationship was $1.7 million and was secured by two one-to-four family properties. These loans were performing in accordance with their original terms at December 31, 2006.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank (“FHLB”) of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2006.

At December 31, 2006, our investment portfolio totaled $45.7 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy and appointment of the Asset/Liability and Investment Committee. Individual investment transactions are reviewed and ratified by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and time deposits. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle to high-end of the market for rates on all types of deposit products.

Borrowings. We utilize advances from the FHLB of Pittsburgh to supplement our supply of funds for lending and investment. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2006, we had 40 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Polonia Bank has two wholly-owned subsidiaries, Polonia Bank Mutual Holding Company (“PBMHC”), a Delaware corporation, and Community Abstract Agency LLC, a Pennsylvania limited liability company. PBMHC was formed in 1997 to hold certain assets and conduct certain investment activities of Polonia Bank. Community Abstract Agency LLC was formed in 1999 to provide title insurance services.

Risk Factors

We had operating losses during our last two full fiscal years. Continued losses will have an adverse impact on our stock price.

We had net operating losses of $219,000 and $651,000 for the years ended December 31, 2006 and 2005, respectively. The primary reasons for the operating losses were non-recurring transactions related to the restructuring of our investment portfolio which commenced in 2005 and due to the recognition of an other-than-temporary impairment related to the market value of mutual fund securities. Additionally, our net income was adversely affected by a $251,000 prepayment penalty incurred in connection with the prepayment of an $11.0 million, 5.59% Federal Home Loan Bank advance in 2005. We incurred non-recurring restructuring charges of $167,000 and $640,000 for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, our return on average assets was negative 0.13%.

We are subject to a Part 570 Notice by the Office of Thrift Supervision and our failure to comply with that Notice may result in further regulatory enforcement actions, including restrictions on our operations.

On December 7, 2001, we were issued a Part 570 Notice of Deficiency and Directive for Submission of a Safety and Soundness Compliance Plan by the Office of Thrift Supervision. As part of this notice, the Office of Thrift Supervision determined that we failed to satisfy safety and soundness standards for earnings contained in the Part 570 Guidelines of the Office of Thrift Supervision Regulations. The Office of Thrift Supervision required us to submit an acceptable safety and soundness compliance plan (“Compliance Plan”) outlining our proposed actions to address our poor earnings performance and related financial ratios. As part of the Compliance Plan, we were required to submit a 3-year business plan providing for more stable and sustainable sources of core income and indicating we would be supported by capital levels commensurate with the risks of our operations. Moreover, we were required to prepare a budget corresponding to the business plan’s goals and objectives and to devise a system to monitor our performance against the budget.

In conjunction with the Part 570 Notice, the Office of Thrift Supervision designated us a “troubled institution.” Such designation requires Polonia Bank to pay increased assessment fees to the Office of Thrift Supervision and increases the deposit insurance premiums paid to the Federal Deposit Insurance Corporation. Further, such designation generally requires our regulators to undertake additional procedures when considering applications we submit, such as for the establishment of new branches, for acquisitions or for certain dividend payments, which may result in a delay in the processing, or a denial, of our applications.

In response to the Part 570 Notice, on January 28, 2002, we submitted a Compliance Plan (as supplemented on April 1, 2002) that was approved on May 17, 2002. On April 9, 2004, the Office of Thrift Supervision approved an Amended Compliance Plan, dated March 17, 2004, which established four new financial targets to be achieved during fiscal years 2004, 2005 and 2006. During 2004, 2005 and 2006, we did not meet any of our performance goals, except for our net interest margin goal, which were met in every quarter since the adoption of the Compliance Plan except one.

We are still subject to the Part 570 Notice and our compliance with its requirements is currently being evaluated. If we fail to comply with the Part 570 Notice in a manner unsatisfactory to the Office of Thrift Supervision, it can take additional, and possibly more severe, enforcement action against us, including issuing an Order to Cease and Desist. Moreover, they can impose restrictions on our operations, which would negatively affect our ability to implement our operating strategy and negatively affect our profitability.

A downturn in the local economy or a decline in real estate values could hurt our earnings.

Nearly all of our real estate loans are secured by real estate in the Philadelphia metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our earnings. In recent years, there has been a significant increase in real estate values in our market area. As a result of rising home prices, our loans have been well-collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market areas, see “Our Business—Market Areas.”

Rising interest rates may hurt our earnings and asset value.

Since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin and, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we will continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During the year ended December 31, 2006, our net interest spread and net interest margin were 2.67% and 2.78%, respectively, compared to 2.93% and 2.99% during the same period in 2005. Although assets, loans and deposits are projected to experience growth in each of the next three years, our net interest margin is expected to increase only modestly and remain lower than a comparable peer group during those three years.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Based on information we provide to the OTS, assuming 100, 200 and 300 basis point increases in interest rates, our net portfolio value would experience declines of 16.0%, 33.0% and 50.0%, respectively, at December 31, 2006. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Management—Interest Rate Risk Management.”

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependant on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2006, 22.5% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2006, we held less than 1.0 % of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas. For more information about our market areas and the competition we face, see “Our Business—Market Areas” and “Our Business—Competition.”

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $5.4 million and $5.5 million for the years ended December 31, 2006 and 2005, respectively. Our ratio of non-interest expense to average total assets was 3.17% for the years ended December 31, 2006 and 2005. The failure to reduce our expenses could hurt our profits.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our primary federal regulator, and by the FDIC, as insurer of our deposits. Polonia MHC, Polonia Bancorp and Polonia Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Polonia Bank rather than for holders of Polonia Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from new stock-based benefit plans will adversely affect our profitability.

Our non-interest expenses are likely to increase as a result of recognizing additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

As a public reporting company, the federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to improve our internal controls and procedures and upgrade our accounting systems.

Our low return on equity may negatively impact the value of our common stock.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2006, our annualized return on equity was negative 1.87%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest in the shares issued to persons other than Polonia MHC.

We intend to adopt an equity incentive plan following the reorganization. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than Polonia MHC could be diluted by up to approximately 1.92%, assuming awards of common stock equal to 1.96% of the shares issued in the offering, including shares issued to Polonia MHC, are awarded under the plan. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than Polonia MHC could be diluted by up to approximately 4.67%, assuming stock option grants equal to 4.90% of the shares issued in the reorganization, including shares issued to Polonia MHC, are granted under the plan.

Polonia MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Polonia MHC owns a majority of Polonia Bancorp’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Polonia Bancorp and Polonia Bank also manage Polonia MHC. As a federally chartered mutual holding company, the board of directors of Polonia MHC must ensure that the interests of depositors of Polonia Bank are represented and considered in matters put to a vote of stockholders of Polonia Bancorp. Therefore, the votes cast by Polonia MHC may not be in your personal best interests as a stockholder. For example, Polonia MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Polonia Bancorp. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Polonia MHC since such transactions also require, under federal corporate law, the approval of at least two-thirds of all outstanding voting stock which can only be achieved if Polonia MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second step conversion or the implementation of equity incentive plans as under current Office of Thrift Supervision regulations and policies, such matters also require the separate approval of the stockholders other than Polonia MHC.

Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of Polonia Bancorp, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, Office of Thrift Supervision regulations prohibit, for three years following completion of the offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the Office of Thrift Supervision.

Office of Thrift Supervision regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

Office of Thrift Supervision regulations provide that for a period of three years following the date of the completion of the reorganization, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, Polonia Bancorp’s charter provides that, for a period of five years from the date of the reorganization, no person, other than Polonia MHC, may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Polonia Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These factors make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Regulation and Supervision

General

As a federal mutual holding company, Polonia MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. Polonia Bancorp as a federally chartered corporation, is also subject to reporting to and regulation by the OTS. Polonia Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. Polonia Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. Polonia Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Polonia MHC, Polonia Bancorp, Polonia Bank and their operations. Certain regulatory requirements applicable to Polonia MHC, Polonia Bancorp and Polonia Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Polonia MHC, Polonia Bancorp and Polonia Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. Polonia MHC and Polonia Bancorp are federal savings and loan holding companies within the meaning of federal law. As such, Polonia MHC and Polonia Bancorp are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Polonia MHC and Polonia Bancorp and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Polonia Bank.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations, a mutual holding company, such as Polonia MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in federal law, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Polonia Bank must notify the OTS 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization, where Polonia Bancorp is the stock holding company subsidiary of Polonia MHC. Under these rules, Polonia Bancorp holds all the shares of Polonia Bank and issues the majority of its own shares to Polonia MHC. In addition, Polonia Bancorp is permitted to engage in activities that are permitted for Polonia MHC subject to the same terms and conditions. Finally, OTS regulations maintain that Polonia Bancorp must be federally chartered for supervisory reasons.

Waivers of Dividends. OTS regulations require mutual holding companies to notify the OTS if they propose to waive receipt of dividends from their stock holding company subsidiary. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Polonia MHC will waive dividends that Polonia Bancorp may pay, if any.

Conversion of Polonia MHC to Stock Form. OTS regulations permit Polonia MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Polonia Bancorp, Polonia MHC’s corporate existence would end and certain depositors of Polonia Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Polonia MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Polonia MHC own the same percentage of common stock in the new holding company as they owned in Polonia Bancorp immediately before conversion. The total number of shares held by stockholders other than Polonia MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of the Company. Under the Federal Change in Control Act , a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, Polonia Bank met each of its capital requirements.

The following table presents Polonia Bank’s capital position at December 31, 2006.

	Capital		Excess
	Actual	Required	(Deficiency)
Tangible	$12,078	$4,086	$7,992
Tier 1/Leverage	12,078	8,171	3,907
Tier 1/Risk-based	12,078	3,527	8,551
Total/Risk-based	12,782	7,054	5,728

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Polonia Bank’s one-time credit is expected to approximate $143,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Polonia Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Polonia Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions a, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, Polonia Bank maintained 90.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company. In the event Polonia Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Polonia Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Persons. Polonia Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including Polonia MHC, Polonia Bancorp and their non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by Polonia Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, Polonia Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Polonia Bank may make to insiders based, in part, on Polonia Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by Polonia Bank for the fiscal year ended December 31, 2006 totaled $78,000.

Federal Home Loan Bank System

Polonia Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. Polonia Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of $935,000.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, Polonia Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Polonia Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2006 year, Polonia Bancorp’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Polonia Bank makes a “non-dividend distribution” to Polonia Bancorp as described below.

Distributions. If Polonia Bank makes “non-dividend distributions” to Polonia Bancorp, the distributions will be considered to have been made from Polonia Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Polonia Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Polonia Bank’s taxable income. Non-dividend distributions include distributions in excess of Polonia Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of Polonia Bank’s current or accumulated earnings and profits will not be so included in Polonia Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Polonia Bank makes a non-dividend distribution to Polonia Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Polonia Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Pennsylvania Taxation. Polonia Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2007 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. Polonia Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Polonia Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Polonia Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The net book value of our land, buildings, furniture, fixtures and equipment was $4.9 million as of December 31, 2006. The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Original Year Leased or Acquired	Leased, Licensed or Owned	Net Book Value of Property or Leasehold Improvements at December 31, 2006 (In thousands)
Main/Executive Office:
3993 Huntingdon Pike Huntingdon Valley, Pennsylvania 19006	1996	Owned	$2,561

Branch Offices:
2646 East Allegheny Avenue Philadelphia, Pennsylvania 19134	1970	Owned	$1,448
2133 Spring Garden Street Philadelphia, Pennsylvania 19130	1979	Owned	$ 337
2628 Orthodox Street Philadelphia, Pennsylvania 19137	1999	Owned	$ 129
8000 Frankford Avenue Philadelphia, Pennsylvania 19136	1992	Owned	$ 444

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp is traded on the OTC Electronic Bulletin Board under the symbol “PBCP.OB.” The Company completed its initial public offering on January 11, 2007 and commenced trading on January 16, 2007. Because the Company’s stock did not begin trading until after the end of the fiscal year, there is no information for high and low sale prices for the year ended December 31, 2006. The closing price of our common stock on January 17, 2007 and March 26, 2007 was $10.15 and $10.00, respectively. As of February 28, 2007 there were approximately 241 holders of record of the Company’s common stock.

The effective date of the Registration Statement on Form SB-2 (File No. 333-135643) was November 13, 2006. The offering was consummated on January 11, 2007 with the sale of 1,487,813 securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 1,487,813 shares for aggregate offering proceeds of $14.9 million. The expenses incurred to date in connection with the stock offering are $1.0 million, including expenses paid to and for underwriters of $233,000, attorney and accounting fees of $472,000 and other expenses of $295,000. The net proceeds resulting from the offering after deducting expenses were $13.8 million. The net proceeds have been invested in loans and cash and cash equivalents.

Polonia Bancorp is not subject to OTS regulatory restrictions on the payment of dividends. However, Polonia Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Polonia Bank because Polonia Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Polonia Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. Based on the results of fiscal 2004, 2005 and 2006, Polonia Bank would not be permitted to dividend funds to Polonia Bancorp without OTS approval.

As of December 31, 2006, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

Since completion of the offering on January 11, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Because Polonia Bancorp was not yet formed at December 31, 2006, this discussion and analysis reflects the financial statements of the Bank and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of the Bank. The information in this section has been derived from the Bank’s audited financial statements, which appear beginning on page F-1.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and FHLB borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees (including loan brokerage fees and late charges). In addition, we recognize income or losses from the sale of investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, marketing expenses and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance and other employee benefits. We anticipate additional annual employee compensation expenses in fiscal 2007 and beyond stemming from the adoption of an equity incentive plan. We cannot determine the actual amount of the share-based compensation at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Leasehold improvements are amortized over the useful life of the asset or the term of the lease.

Marketing expenses include expenses for advertisements, promotions, third-party marketing services and premium items.

Regulatory fees and deposit insurance premiums are primarily payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, insurance and surety bond premiums and other fees and expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 3 of the notes to the consolidated financial statements included in this annual report on Form 10-KSB.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Other-Than-Temporary Impairment of Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed to be other than temporary are recorded in earnings as realized losses.

Selected Financial Data

The following tables set forth selected financial and other data of the Bank for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page F-1.

	2006	2005
	(Dollars in thousands)
Financial Condition Data:
Total assets	$203,374	$173,580
Securities available-for-sale	45,681	58,308
Loans receivable, net	111,923	96,905
Cash and cash equivalents	31,866	3,766
Deposits	157,722	142,007
Short term borrowings	—	3,500
Other borrowings	6,245	13,409
Total retained earnings	11,777	12,028
Book value per common share	N/A	N/A

Operating Data:
Interest income	$8,590	$8,229
Interest expense	4,240	3,480

Net interest income	4,350	4,749
Provision for loan losses	58	—

Net interest income after provision for loan losses	4,292	4,749
Non-interest income (loss)	650	(53)
Non-interest expense	5,363	5,487

Income (loss) before income taxes	(421)	(791)
Provision for income taxes	(202)	(140)

Net income (loss)	(219)	(651)

Basic and diluted earnings (loss) per share	N/A	N/A

Performance Ratios:
Return on average assets	(0.13)%	(0.38)%
Return on average equity	(1.87)	(4.98)
Interest rate spread(1)	2.67	2.93
Net interest margin(2)	2.78	2.99
Noninterest expense to average assets	3.17	3.17
Efficiency ratio(3)	107.26	116.84
Average interest-earning assets to average interest-bearing liabilities	104.04	102.84
Average equity to average assets	6.91	7.56

Capital Ratios (4):
Tangible capital	5.91	7.04
Core capital	5.91	7.04
Total risk-based capital	14.49	16.38

	2006	2005
	(Dollars in thousands)
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.62%	0.67%
Allowance for loan losses as a percent of nonperforming loans	253.65	229.23
Net charge-offs (recoveries) to average outstanding loans during the period	0.01	0.04
Non-performing loans as a percent of total loans	0.24	0.29

Other Data:
Number of:
Real estate loans outstanding	939	928
Deposit accounts	10,942	11,429
Full-service offices	5	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios are for Polonia Bank.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We primarily originate one- to four-family residential loans. To a much lesser extent, we originate multi-family and nonresidential real estate loans and home equity and consumer loans. At December 31, 2006, our ratio of loans to total assets was 55.0%.

The largest segment of our loan portfolio is one-to four-family residential loans. At December 31, 2006, these loans totaled $100.2 million and represented 88.8% of total loans, compared to $88.9 million, or 91.0% of total loans, at December 31, 2005. The size of our one- to four-family residential loan portfolio increased during the year ended December 31, 2006 due primarily to an increase in the amount of originations throughout our lending territory.

Home equity loans totaled $4.2 million and represented 3.8% of total loans at December 31, 2006, compared to $2.6 million, or 2.6% of total loans at December 31, 2005. Home equity loans increased $1.6 million, or 62.0% during the year ended December 31, 2006. Home equity lines of credit totaled $980,000 and represented 0.8% of total loans at December 31, 2006. We had no home equity lines of credit outstanding at December 31, 2005.

Multi-family and commercial real estate loans totaled $5.2 million and represented 4.6% of total loans at December 31, 2006, compared to $3.6 million, or 3.7% of total loans, at December 31, 2005. Multi-family and commercial real estate loans increased $1.6 million, or 44.4%, during the year ended December 31, 2006.

Consumer loans totaled $2.2 million and represented 1.9% of total loans at December 31, 2006 compared to $2.7 million, or 2.8% of total loans at December 31, 2005. The $500,000, or 18.7%, decrease during the year ended December 31, 2006 was due primarily to declines in education loan originations during 2006.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$100,152	88.84%	$88,873	90.96%
Multi-family and commercial real estate	5,212	4.62	3,563	3.65
Home equity loans and lines of credit	5,209	4.62	2,558	2.61

Total real estate loans	$110,573	98.08	$94,994	97.22

Consumer:
Education	$2,137	1.90	$2,679	2.74
Loans on savings accounts	27	0.02	38	0.04
Other	1	—	2	—

Total consumer loans	2,165	1.90	2,719	2.78

Total loans	112,738	100.00%	97,713	100.00%

Discount on loans purchased	120		157
Allowance for loan losses	695		651
Loans, net	$111,923		$96,905

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to Four-Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$504	$277	$12	$768	$1,561
More than one to five years	912	1,885	287	537	3,621
More than five years	98,736	3,050	4,910	860	107,556

Total	$100,152	$5,212	$5,209	$2,165	$112,738

The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007. All loans have fixed interest rates.

Total
Real Estate Loans:
One- to four-family	$99,648
Multi-family and commercial real estate	4,935
Home equity loans and lines of credit	5,197
Consumer loans	$1,397

Total	$111,177

The following table shows loan origination, participation and purchase activity during the periods indicated.

	Year Ended December,
	2006	2005
	(Dollars in thousands)
Total loans at beginning of period	$97,713	$97,402

Loans originated:
Real estate loans:
One-to four-family	21,947	13,346
Multi-family and commercial real estate	1,606	338
Home equity loans and lines of credit	3,537	878
Consumer	477	691

Total loans originated	27,567	15,253

Loans purchased	3,581	1,778
Deduct:
Real estate loan principal repayments	(16,123)	(16,720)

Net loan activity	15,025	311

Total loans at end of period	$112,738	$97,713

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. During 2005, we restructured our securities portfolio by selling lower yielding securities to improve our yield. In 2005, we sold $30.0 million of corporate bonds, equity securities and U.S. Government-sponsored entity securities and purchased $35.0 million of mortgage-backed securities, with such sales resulting in $453,000 of losses during 2005. As a result, the weighted average rate of our securities portfolio was 5.21% as of December 31, 2006 as compared to 4.22% as of December 31, 2005 and the weighted average maturity was 14 years and 20 years as of December 31, 2006 and 2005, respectively. Additionally, in April 2006, we sold the entire portfolio of $17.1 million of mutual funds which had been written down in 2004 and 2005 and for the quarter ended March 31, 2006 for other-than temporary-impairment of their market value. The proceeds from this sale were utilized to further reduce FHLB borrowings. The amounts of the securities write-downs in 2006 and 2005 totaled $167,000 and $389,000, respectively. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$25,301	$25,044	$22,566	$22,303
Freddie Mac	10,715	10,571	11,941	11,794
Ginnie Mae	2,404	2,420	3,059	3,118
Other	257	253	18	18
Total mortgage-backed securities	38,677	38,288	37,584	37,233
U.S. government agency securities	1,400	1,356	1,400	1,353
Corporate securities	5,630	5,587	1,973	1,959
Total debt securities	45,707	45,231	40,957	40,545
Equity securities	430	451	17,759	17,763

Total	$46,137	$45,682	$58,716	$58,308

At December 31, 2006, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2006.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2006. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$—	—%	$—	—%	$15,533	5.09%	$9,767	5.00%	$25,301	5.06%
Freddie Mac	—	—	1	9.49	5,477	4.80	5,236	5.10	10,715	4.95
Ginnie Mae	—	—	38	5.68	1	6.35	2,366	6.18	2,404	6.18
Other	—	—	119	2.90	—	—	138	5.24	257	4.13
U.S. Government agency securities	—	—	—	—	1,400	4.43	—	—	1,400	4.43
Corporate securities	—	—	—	—	5,630	6.00	—	—	5,630	6.00
Equity securities	—	—	—	—	—	—	—	—	—	—

Total	$—	—%	$158	3.59%	$28,041	5.19%	$17,507	5.19%	$45,707	5.21%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits increased $15.7 million, or 11.1% for the year ended December 31, 2006, and was attributable, in part, to the launching of a tiered signature money market account which accounted for approximately $23.6 million in funds since its introduction in July, 2006, offset by a $5.8 million decrease in savings accounts and a $951,000 decrease in interest-bearing deposit accounts and a $710,000 decrease in noninterest-bearing accounts. During late 2005, we received $14.0 million of time deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”). The two PLGIT time deposits, including a $4.0 million six-month time deposit which matured in June, 2006 and a $10.0 million one-year time deposit which matured in December, 2006, were subject to a competitive bidding process. The $4.0 million six-month time deposit was not renewed at maturity. The $10.0 million time deposit was renewed for a six-month time period. Excluding this time deposit, our deposits totaled $147.7 million at December 31, 2006.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing accounts	$4,190	2.66%	$4,900	3.45%
Interest-bearing demand deposits	12,128	7.69	13,078	9.21
Money market	24,235	15.37	629	0.44
Savings accounts	41,664	26.42	47,470	33.43
Time deposits	75,505	47.86	75,930	53.47

Total	$157,722	100.00%	$142,007	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2006. Jumbo time deposits require minimum deposits of $100,000. Included in this table is the PLGIT time deposit in the amount of $10.0 million.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$1,664
Over 3 Through 6 Months	11,214
Over 6 Through 12 Months	1,617
Over 12 Months	8,298

Total	$22,793

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2006	2005
	(Dollars in thousands)
0.00 - 2.00%	$387	$1,901
2.01 - 4.00%	18,005	50,862
4.01 - 6.00%	57,047	22,341
6.01 - 8.00%	66	826

Total	$75,505	$75,930

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
1.00 - 2.00%	$359	$28	$—	$—	$—	$387	0.51%
2.01 - 4.00%	8,887	7,137	1,981	—	—	18,005	23.85
4.01 - 6.00%	27,357	2,235	2,234	3,857	21,364	57,047	75.55
6.01 - 8.00%	66	—	—	—	—	66	0.09

Total	$36,669	$9,400	$4,215	$3,857	$21,364	$75,505	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$142,007	$132,887

Increase (decrease) before interest credited	11,927	6,795
Interest credited	3,788	2,325

Net increase (decrease) in deposits	15,715	9,120

Ending balance	$157,722	$142,007

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. Our FHLB borrowings are categorized as short-term borrowings and other borrowings. Short-term borrowings primarily consist of draws on “RepoPlus” line of credit advances. The RepoPlus line of credit carries an adjustable rate that is subject to annual renewal and incurs no service charges. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$17,353	$27,228
Average advances outstanding during the period:
FHLB Advances	$10,983	$24,231
Weighted average interest rate during the period:
FHLB Advances	3.94%	4.70%
Balance outstanding at end of period:
FHLB Advances	$6,245	$16,909
Weighted average interest rate at end of period
FHLB Advances	3.69%	3.82%

FHLB borrowings decreased $3.5 million, or 100%, during the year ended December 31, 2006. The advances outstanding as of December 31, 2006 mature in 2007 through 2012. FHLB advances decreased $7.2 million, or 53.4%, in 2006. FHLB advances decreased $13.2 million, or 49.6% in 2005 as we repaid an $11.0 million FHLB advance with a rate of 5.59% in order to reduce our net interest expense and improve our interest rate risk profile in future periods. As a result, we incurred a pre-payment penalty of $251,000.

Retained Earnings. Retained earnings decreased $200,000 to $11.8 million at December 31, 2006, from $12.0 million at December 31, 2005. This decrease in retained earnings is the result of operating losses.

Comparison of Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Overview.

	Year Ended December 31,		% Change
	2006	2005
	(Dollars in thousands)
Net income (loss)	$(219)	$(651)	N/M
Return on average assets (1)	(0.13)%	(0.38)%	N/M
Return on average equity (2)	(1.87)	(4.98)	N/M
Average equity-to-assets ratio (3)	6.91	7.56	(8.6)%

(1)	Net income (loss) divided by average assets.
(2)	Net income (loss) divided by average equity.
(3)	Average equity divided by average total assets.

A loss of $219,000 was reported for 2006 compared to a loss of $651,000 in 2005 primarily due to an increase in non-interest income and lower non-interest expense, partially offset by lower net interest income. The increase in non-interest income was primarily the result of decreased losses from the sale of investment securities and the realization of tax benefits from the current and prior periods. Non-interest expenses decreased $124,000, or 2.3%, to $5.4 million primarily as a result of lower occupancy expense and professional fees and lower costs associated with the early extinguishment of debt, partially offset by higher salaries and employee benefits expense and increased advertising costs.

Net Interest Income. Net interest income decreased $399,000, or 8.4%, to $4.4 million for 2006. The decrease in net interest income for 2006 primarily resulted from an increase in funding costs reflecting the rising short-term interest rate environment and an increase in the average balance of deposits, partially offset by reduced borrowing expense and higher interest income.

Total interest income increased $400,000, or 4.8%, to $8.6 million for 2006 as interest income on loans and other interest earning assets increased, partially offset by a reduction in interest income on investment securities. Interest income on loans increased $400,000, or 7.1%, between the periods. Interest income on securities decreased $348,000, or 13.4%, due to a $13.3 million decrease in the average balance of securities, primarily resulting from the sale of $17.1 million in mutual funds, partially offset by higher yields in the investment portfolio. The average balance of securities decreased $13.3 million, or 22.4%, in 2006 as a result of the sale of such mutual funds.

Total interest expense increased $760,000, or 22.8% to $4.2 million for 2006 primarily as a result of an increase in the average cost of time deposits and money market accounts, specifically the average weighted rate paid on our tiered signature money market account, which was partially offset by a decrease in the average balance of FHLB borrowings. The average balance of interest-bearing deposits increased $9.3 million, or 7.2% in 2006 as the average balance of money market and time deposit balances increased as a result of the rising short-term interest rate environment and the introduction of a new deposit product. The average interest rate paid on deposits increased 93 basis points primarily as a result of the rising interest rate environment. Interest paid on FHLB borrowings decreased $707,000, or 62.0%, in 2006 as a result of a decrease in the average balance of FHLB borrowings that was partially offset by a higher average cost of such borrowings.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended December 31,
	2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$103,806	$6,011	5.79%	$95,481	$5,569	5.83%
Investment securities	46,025	2,237	4.86	59,264	2,584	4.36
Other interest earning assets	6,723	342	5.09	3,892	76	1.95

Total interest-earning assets	156,554	8,590	5.49%	158,637	8,229	5.19%

Noninterest-earning assets	13,298			14,897
Loan loss reserve	(569)			(651)

Total assets	$169,283			$172,883

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$12,718	68	0.53%	13,957	75	0.54%
Money market deposits	6,796	346	5.09	613	5	0.82
Savings accounts	52,090	357	0.69	48,914	380	0.78
Time deposits	66,980	3,017	4.50	65,835	1,865	2.83

Total interest-bearing deposits	138,584	3,788	2.73	129,319	2,325	1.80
Short-term borrowings	2,083	105	5.04	1,750	79	4.51
Other borrowings	8,900	328	3.69	22,481	1,061	4.72
Advances by borrowers for taxes and insurance	901	19	2.11	704	15	2.13

Total interest-bearing liabilities	150,468	4,240	2.82%	154,254	3,480	2.26%

Non-interest-bearing liabilities	7,125			5,551

Total liabilities	157,593			159,805
Retained earnings	11,690			13,078

Total liabilities and retained earnings	$169,283			$172,883

Net interest income		$4,350			$4,749

Interest rate spread			2.67%			2.93%
Net interest margin			2.78%			2.99%
Average interest-earning assets to average interest-bearing liabilities			104.04%			102.84%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$482	$(40)	$442
Investment securities	(713)	366	(347)
Other	83	183	266

Total interest-earning assets	$(149)	$510	$361

Interest expense:
Interest-bearing demand deposits	$(7)	$(0)	$(7)
Money market deposits	224	117	341
Savings accounts	28	(51)	(23)
Time deposits	33	1,119	1,152
Short-term borrowings	16	10	26
Other borrowings	(538)	(195)	(733)
Advances by borrowers for taxes and insurance	4	(0)	4

Total interest-bearing liabilities	$(239)	$999	$760

Change in net interest income	$90	$(489)	$(399)

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2006 of $58,000 as compared to no provision for loan losses recorded in 2005. The increased loan loss provision reflects management’s estimate of the losses inherent in our total loan portfolio and the increase in our overall loan portfolio. The provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and increased loan delinquencies. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “–Risk Management–Analysis of Non-Performing and Classified Assets” and “–Risk Management–Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$141	$170	(17.1)%
Earnings on bank-owned life insurance	164	78	110.3
Investment securities losses, net	(167)	(842)	N/M
Rental income	321	314	2.23
Other	191	227	(15.86)

Total	$650	$(53)	N/M

Non-interest income increased primarily due to a decrease in losses on the sale of investment securities.

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

Non-Interest Expense. The following table shows the components of non-interest expense and the percentage changes for the year ended December 31, 2006 and 2005.

	Year Ended December 31,		% Change
	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$2,949	$2,818	4.6%
Occupancy and equipment	859	880	(2.4)
Federal deposit insurance premiums	136	137	(.74)
Data processing expense	227	237	(4.2)
Professional fees	151	202	(25.2)
Loss on early extinguishment of debt	–	251	(100.0)
Other	1,038	962	7.9

Total non-interest expense	$5,360	$5,487	(2.3)%

Efficiency ratio	107.26%	116.84%

Total non-interest expense decreased as a result of lower professional fees, a decrease in losses associated with the early extinguishment of debt and lower occupancy and equipment expense, partially offset by higher compensation and employee benefits.

Income Tax Expense. An income tax benefit of $202,000 was recorded for the year ended December 31, 2006 compared to a $140,000 benefit in 2005 reflecting the reporting of a $219,000 loss.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we encounter are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a past due notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If payment is not received by the 60th day of delinquency, a further notification is sent to the borrowers giving notice of possible foreclosure actions. If no successful workout can be achieved by the 90th day of delinquency, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 90 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the board of directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Non-Performing and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to four-family	$181	$234
Multi-family and commercial real estate	—	—
Home equity loans and lines of credit	–	12
Consumer	93	38

Total	274	284
Real estate owned	—	428
Other nonperforming assets	—	—

Total nonperforming assets	$274	$712

Total nonperforming loans to total loans	0.24%	0.29%
Total nonperforming loans to total assets	0.13%	0.16%
Total nonperforming assets and troubled debt restructurings to total assets	0.13%	0.41%

Interest income that would have been recorded for the year ended December 31, 2006 and 2005 had nonaccruing loans been current according to their original terms was not material.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2006	2005
	(Dollars in thousands)
Special mention assets	$—	$—
Substandard assets	274	777
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$274	$777

Other than disclosed in the above tables, there are no other loans at December 31, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans
One-to four-family	$521	$—	$92	$—
Multi-family and commercial real estate	—	—	—	—
Home equity loans and lines of credit	—	—	—	—
Consumer	22	2	47	48

Total	$543	$2	$139	$48

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans where the loan balance exceeds the fair market value, when collection of the full amount outstanding becomes improbable and when an accurate estimate of the loss can be documented.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2005, our allowance for loan losses represented 0.67% of total gross loans and 229.6% of nonperforming loans. At December 31, 2006, our allowance for loans losses represented 0.62% of total gross loans and 253.7% of nonperforming loans. The allowance for loans losses increased by $44,000 to $695,000 at December 31, 2006 from $651,000 at December 31, 2005 as we recorded a provision for loan losses of $58,000, partially offset by net charge-offs of $14,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family	$314	45.00%	89.00%	$373	57.00%	91.00%
Multi-family and commercial real estate loans	344	50.00	5.00	252	39.00	4.00
Home equity loans and lines of credit	26	4.00	5.00	13	2.00	2.00
Consumer	11	1.00	1.00	13	2.00	3.00

Total allowance for loan losses	$695	100.00%	100.00%	$651	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$651	$692

Provision for loan losses	58	–

Charge-offs:
One-to four-family	(19)	(66)
Multi-family and commercial real estate	–	–
Home equity loans and lines of credit	–	–
Consumer	–	–

Total	(19)	(66)

Recoveries:
One-to four-family	5	25
Multi-family and commercial real estate	–	–
Home equity loans	–	–
Consumer	–	–

Total	5	25

Net charge-offs	(14)	(41)

Allowance at end of period	$695	$651

Allowance to nonperforming loans	254%	230%
Allowance to total loans outstanding at the end of the period	0.62%	0.67%
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.04%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management and the board of directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2006, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$10,165	$(10,156)	(50.00)%	5.22%	(445)bp
200	13,569	(6,752)	(33.00)	6.79	(288)
100	17,062	(3,259)	(16.00)	8.32	(135)
0	20,321	—	—	9.67	—
(100)	22,042	1,721	8.00	10.31	64
(200)	21,772	1,451	7.00	10.10	43

The Office of Thrift Supervision use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $31.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $45.7 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $117.4 million from the FHLB of Pittsburgh. On December 31, 2006, we had $6.2 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2006, we had $892,000 in mortgage loan commitments outstanding. Time deposits due within one year of December 31, 2006 totaled $36.7 million, or 48.6% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2007. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competition and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Associations Regulation—Capital Requirements” and note 12 of the notes to the consolidated financial statements.

We also manage our capital for maximum shareholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under OTS regulations, we are not allowed to repurchase any shares during the first year following our offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments. A presentation of our outstanding loan commitments at December 31, 2006 and their effect on our liquidity is presented at note 10 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended December 31, 2006 and December 31, 2005, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-KSB have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.	FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP (“Deloitte”) was engaged by Polonia Bank as its independent auditor for the fiscal years ended December 31, 2001, 2002, 2003 and 2004. Deloitte completed its audits for the fiscal years ended December 31, 2001 and 2002 but did not complete its audits for fiscal 2003 and 2004. The delay in the completion of the 2003 and 2004 audits was primarily due to on-going analysis and discussions with management regarding the amount of the liability that was to be recorded related to a non-qualified retirement plan for Polonia Bank’s President adopted by Polonia Bank in 1997. During such discussions, Deloitte advised management that, due to its review of the actuarial analysis of the liability associated with the plan, the consolidated financial statements for the fiscal years 2001 and 2002 should be restated to record a portion of the liability attributable to such plan and that Deloitte did not agree with the amount of the liability recorded by management in connection with the preparation of the fiscal 2003 draft financial statements. The discussions regarding the amount and timing of the recording of the liability continued through 2004 with additional actuarial analyses being conducted by a third party actuary engaged by Polonia Bank in order to determine the amount of the liability. In late 2005, management advised Deloitte that it agreed with Deloitte’s assessment that the financial statements for fiscal years 2001 and 2002 should be restated and requested Deloitte to continue its audit of fiscal 2003 and 2004. Polonia Bank’s Audit Committee also determined to engage S.R. Snodgrass, A.C. to conduct the audit for fiscal 2005. Polonia Bank advised Deloitte that it planned to engage S.R Snodgrass, A.C. for the fiscal 2005 audit and requested Deloitte to complete the fiscal 2003 and 2004 audits. The decision to change auditors was recommended and approved by the board of directors of Polonia Bank. Polonia Bank requested Deloitte to complete the audit of fiscal 2003 and 2004, however, Deloitte declined the request to conduct any further audit work. On November 15, 2005, Polonia Bank terminated Deloitte’s engagement as independent auditor for 2003 and 2004. At the time Polonia Bank terminated Deloitte’s engagement, the issues around the non-qualified retirement plan had not been resolved to Deloitte’s satisfaction. Also on November 15, 2005, Polonia Bank engaged S.R. Snodgrass, A.C. to audit fiscal 2003 and 2004. On January 30, 2006, Deloitte issued a letter to the board of directors stating that a liability (in an unspecified amount) for the non-qualified retirement plan for Polonia Bank’s President should be recorded, the consolidated financial statements for fiscal 2001 and 2002 should be restated and that their report dated March 14, 2003 relating to the audit for fiscal 2002 should no longer be relied upon and was withdrawn. In connection with the preparation of Polonia Bank’s consolidated financial statements for the fiscal years ending December 31, 2003, 2004 and 2005, a liability of $890,000 effective December 31, 2002 was recorded for the non-qualified retirement plan which amount was based upon actuarial analyses conducted by a third party actuary. S.R. Snodgrass, A.C. was not consulted with or asked to render any advice at any time prior to its engagement as independent auditor with respect to the accounting treatment of the plan or the application of any accounting standard.

ITEM 8A.	CONTROLS AND PROCEDURES

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

The boards of directors of Polonia MHC, Polonia Bancorp and Polonia Bank are each composed of six members who are elected for terms of three years, one-third of whom are elected annually. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2006. There are no family relationships among the directors or executive officers. The indicated period of service as a director includes service as a director of the Bank.

The following directors have terms ending in 2007:

Dr. Eugene Andruczyk is a self-employed physician. Age 58. Director since 1995.

Frank J. Byrne is the owner of a restaurant, Byrnes Tavern and Crabs, located in Philadelphia. Age 60. Director since 1995.

The following directors have terms ending in 2008:

Edward W. Lukiewski served as President of Polonia Bank from 1988 until 1995 and is currently retired. Age 82. Director since 1948.

Gordon R. Johnston, III is a certified public accountant and co-owner of St. Clair CPAs, P.C. Age 44. Director since 2006.

The following directors have terms ending in 2009:

Robert J. Woltjen is the President and General Manager of Fairmount Pharmacy, Inc. Age 41. Director since 2006.

Anthony J. Szuszczewicz has been the Chairman of the Board, President and Chief Executive Officer of Polonia Bank, Polonia Bancorp and Polonia MHC since 1995, 2006 and 2006 respectively. Age 66. Director since 1984.

Executive Officers

The executive officers of Polonia Bancorp and Polonia MHC, who are also the executive officers of Polonia Bank , are elected annually by the board of directors and serve at the Board’s discretion. The executive officers of Polonia Bank, Polonia Bancorp and Polonia MHC are:

Name	Position
Anthony J. Szuszczewicz	Chairman, President and Chief Executive Officer

Paul D. Rutkowski	Chief Financial Officer and Treasurer

Kenneth J. Maliszewski	Senior Vice President

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2006.

Paul D. Rutkowski has served as Chief Financial Officer of Polonia Bank since 2005. Mr. Rutkowski served as Controller and Treasurer from 1992 to 2005. Age 47.

Kenneth J. Maliszewski has served as Senior Vice President of Polonia Bank since 2005. Mr. Maliszewski previously served as Vice President from 1993 to 2005. Age 62.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers, directors and greater than 10% beneficial owners has complied with the applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2006.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

The Company has an Audit Committee consisting of the entire board of directors except for Mr. Szuszczewicz. The Audit Committee is responsible for ensuring that Polonia Bancorp is maintaining reliable accounting policies and financial reporting processes and reviewing the work of Polonia Bancorp’s independent registered public accountants to determine their effectiveness. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors has determined that Gordon R. Johnson, III is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer or principal financial officer of the Company for the 2006 fiscal year and all other executive officers of the Company whose total compensation for the 2006 fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Anthony J. Szuszczewicz Chairman, President and Chief Executive Officer	2006	$270,000	$30,000	$213,732	(1)	$513,732
Paul D. Rutkowski Chief Financial Officer and Treasurer	2006	140,000	10,000	42,367		192,367
Kenneth J. Maliszewski Senior Vice President	2006	140,000	10,000	42,580		192,580

(footnotes on following page)

(1)	Items of all other compensation that exceeded $25,000 include $28,346 representing the imputed economic benefit attributable to Mr. Szuszczewicz as reported on Form W-2 and a Company contribution totaling $113,366 to Polonia Bank’s non-qualified deferred compensation plan for the benefit of Mr. Szuszczewicz.

Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz. Polonia Bank maintains a Supplemental Executive Retirement Plan agreement with Mr. Szuszczewicz. The agreement provides that, following Mr. Szuszczewicz’s retirement on or after age 62 or upon his termination due to disability, he will receive an annual retirement benefit in the form of a single life annuity payable in annual installments equal to 60% of his annual gross taxable income, as reported on Form W-2, for the last full year of his employment. The annual benefit will increase annually by the greater of 4% or the increase in the consumer price index, as published by the Department of Labor. Upon a termination due to disability, Mr. Szuszczewicz will receive the annual retirement benefit described above, offset by any amounts received under Polonia Bank’s long-term disability plan. Under the agreement, Polonia Bank also agrees to provide post-retirement health insurance benefits for Mr. Szuszczewicz and his dependents that are substantially equivalent to the coverage provided by Polonia Bank prior to his retirement.

Upon Mr. Szuszczewicz’s death, his spouse will be entitled to a lump sum death benefit of $2.0 million, plus 40% of the proceeds of certain life insurance policies purchased by Polonia Bank on his behalf, up to a maximum death benefit of $4.0 million. If Mr. Szuszczewicz is terminated for cause, as defined in the agreement, or if he terminates employment voluntarily and subsequently accepts employment with another financial institution in the Philadelphia area without Polonia Bank’s consent, he will forfeit the supplemental retirement benefit. Polonia Bank has entered into “rabbi” trust agreements to hold assets that the Bank may contribute for the purpose of making benefit payments under the Supplemental Executive Retirement Plan agreement with Mr. Szuszczewicz, as described above. Funds held in trust remain at all times subject to the claims of Polonia Bank’s creditors in the event of Polonia Bank’s insolvency.

Supplemental Executive Retirement Plan for Paul D. Rutkowski and Kenneth J. Maliszewski. Polonia Bank also maintains a supplemental executive retirement plan that provides for the payment of supplemental retirement benefits to Messrs. Rutkowski and Maliszewski. The annual retirement benefit for each executive under the supplemental executive retirement plan is $50,000 per year, payable annually for 20 years following termination of employment. If the executive terminates employment prior to his normal retirement age (age 65), the annual benefit will commence upon the earlier of the date that is five years following the executive’s termination date or the date the executive would have attained the normal retirement age. If the executive dies after attaining the normal retirement age and while receiving annual retirement benefits under the plan, the remaining supplemental executive retirement plan benefit shall be payable in a lump sum payment to the executive’s beneficiary. If the executive dies prior to normal retirement, no benefit is payable under the plan if Polonia Bank maintains a life insurance arrangement on behalf of the executive at the time of his death. Polonia Bank currently maintains such a life insurance arrangement on behalf of the executives. If no such life insurance arrangement is in effect, however, the executive’s beneficiary would receive a pre-retirement death benefit under the plan equal to the normal retirement benefit. Upon a change in control (as defined in the plan), the executive will receive a lump sum payment equivalent to the normal retirement benefit. No benefits are payable under the supplemental executive retirement plan upon an executive’s termination for cause (as defined in the plan).

Split Dollar Life Insurance Agreements. Polonia Bank has entered into split dollar life insurance agreements with Messrs. Maliszewski and Rutkowski, pursuant to which Polonia Bank has agreed to divide the death proceeds of certain life insurance policies owned by Polonia Bank with their designated beneficiaries. Polonia Bank pays all premiums on the policies, and the executives are required to execute a split dollar endorsement for the life insurance policies purchased by Polonia Bank. Upon the executive’s termination of employment for any reason, the split dollar agreement will automatically terminate. Upon the death of the executive while the split dollar agreement remains in effect, the designated beneficiary receives a death benefit of $1.0 million. Polonia Bank is the beneficiary of any remaining death proceeds from each life insurance policy following payment of the death benefit to the executive’s beneficiary. Polonia Bank maintains all rights of ownership over the life insurance policies, although Polonia Bank may not sell or otherwise transfer a policy while the participant maintains an interest.

Employment Agreements. Polonia Bank and Polonia Bancorp have each entered into employment agreements with Messrs. Szuszczewicz, Rutkowski and Maliszewski in order to help ensure that they maintain a stable management base. Each employment agreement provides for a three-year term, which may be renewed on an annual basis after review by the respective boards of directors. The employment agreements establish base salaries of $270,000, $140,000 and $140,000 for Messrs. Szuszczewicz, Rutkowski and Maliszewski, respectively. The boards of directors will review each executive’s base salary annually in order to consider any appropriate changes. In addition to base salary, the agreements provide for, among other things, participation in stock-based benefit plans and fringe benefits applicable to each executive.

The employment agreements also provide that Polonia Bank and Polonia Bancorp may terminate the executive’s employment for cause, as defined in the agreements, at any time. No severance or other benefits are payable under the employment agreements upon termination for cause. If Polonia Bank or Polonia Bancorp terminates the executive for reasons other than cause, or if the executive resigns from Polonia Bank or Polonia Bancorp under specified circumstances that would constitute constructive termination, the executive or, if he dies, his beneficiary, will be entitled to receive an amount equal to the remaining base salary and employer contributions to benefit plans that would have been made on his behalf for the remaining term of the agreement. Polonia Bank will also continue and/or pay for the executive’s health, dental and life insurance coverage for the remaining term of the employment agreement.

Under the employment agreements, if the executive voluntarily (under circumstances discussed in the agreement) or involuntarily terminates employment following a change in control of Polonia Bank or Polonia Bancorp, the executive or, if the executive dies, his beneficiary, will receive a severance payment equal to three times the average of the five preceding taxable years’ annual compensation. Polonia Bank will also continue health, dental and life insurance coverage for thirty-six months following termination of employment.

Section 280G of the Internal Revenue Code provides that payments contingent upon a change in control that equal or exceed three times the individual’s base amount (i.e., average annual compensation for the five preceding taxable years) are “excess parachute payments.” Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such payments for federal tax purposes. The agreements limit payments to the executives in connection with a change in control to amounts that will not exceed the limits imposed by Section 280G of the Internal Revenue Code.

Polonia Bank or Polonia Bancorp will pay or reimburse the executives for all reasonable costs and legal fees paid or incurred in connection with any dispute or question of interpretation relating to the employment agreements, provided the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that Polonia Bank and Polonia Bancorp will indemnify the executives to the fullest extent legally allowable. Under the agreements, the executives are subject to a one-year restriction on competitive business activities following a termination of employment that is not related to a change in control.

Benefit Plans

Non-Qualified Deferred Compensation Plan. Polonia Bank has established a nonqualified deferred compensation plan, effective as of January 1, 1995, to assist certain employees designated by the Board as participants in maximizing their allowable deferrals under Polonia Bank’s 401(k) Plan. The Board has designated Messrs. Szuszczewicz, Rutkowski and Maliszewski as participants in the deferred compensation plan. Under the plan, participants must elect by December 31st of the preceding calendar year to defer a certain amount into the plan. Upon completion of the non-discrimination testing of the 401(k) plan required by the Internal Revenue Code, Polonia Bank determines the maximum amount of elective deferrals each participant could have made to the 401(k) plan for the preceding year. The lesser of the additional amounts resulting from the non-discrimination testing or the employee’s advance deferral amount is either paid to the participant by March 15th of the following plan year or contributed directly to the 401(k) plan, in accordance with the participant’s election. Polonia Bank also has discretion to make additional contributions to the deferred compensation plan on behalf of participants, some of which may also be allocated to the participant’s 401(k) plan account. Participants are 100% vested in their elective deferrals to the deferred compensation plan; participants vest in Polonia Bank’s contributions at the rate of 20% per year, becoming fully vested after five years of participation in the plan. Participants are automatically 100% vested in Polonia Bank’s contributions if they terminate employment due to death, disability, normal retirement, or involuntary termination of employment other than for gross misconduct or dishonesty. Amounts credited under the Plan are generally paid to participants upon their attainment of age 62. Participants elect at the time of deferral whether they will receive distributions in the form of a lump sum payment or monthly, quarterly or annual installments. If the participant fails to elect a form of payment, benefits will be automatically paid in annual installments over the life expectancy of the participant. If a participant dies prior to receiving the entire amount credited under the plan, Polonia Bank will make the remaining payments to the participant’s designated beneficiary. Upon the death of a beneficiary while receiving payments, the Bank will pay the balance in a lump sum to the beneficiary’s estate.

Supplemental Executive Retirement Plan. In connection with the reorganization, Polonia Bank implemented a supplemental executive retirement plan to provide for supplemental retirement benefits with respect to the employee stock ownership plan. The plan provides participating executives with benefits otherwise limited by certain provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides a benefit to eligible officers (those designated by the board of directors of Polonia Bank) that cannot be provided under the employee stock ownership plan as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plan, but for the Internal Revenue Code limitations. In addition to providing for benefits lost under the employee stock ownership plan as a result of the Internal Revenue Code limitations, the supplemental executive retirement plan also provides supplemental benefits upon a change of control prior to the scheduled repayment of the employee stock ownership plan loan. Generally, upon a change in control, the supplemental executive retirement plan will provide participants with a benefit equal to what they would have received under the employee stock ownership plan, had they remained employed throughout the term of the loan, less the benefits actually provided under the plan on the participant’s behalf. A participant’s benefits generally become payable upon a change in control of Polonia Bank and Polonia Bancorp. Polonia Bank has designated Anthony J. Szuszczewicz as a participant in the new supplemental executive retirement plan. In the future, the board of directors may designate other officers as participants. No contributions were made to this plan on behalf of participants as no allocations have been made under the employee stock ownership plan to date.

Polonia Bank may utilize a grantor trust in connection with the supplemental executive retirement plan, in order to set aside funds that ultimately may be used to pay benefits under the plan. The assets of the grantor trust will remain subject to the claims of Polonia Bank’s general creditors in the event of insolvency, until paid to a participant according to the terms of the supplemental executive retirement plan.

Employee Severance Compensation Plan. Polonia Bank adopted the Polonia Bank Employee Severance Compensation Plan in connection with the offering. The plan provides severance benefits to eligible employees who terminate employment in connection with a change in control of Polonia Bank or Polonia Bancorp. Employees are eligible for severance benefits under the plan if they have a minimum of one year of service with Polonia Bank and have not entered into an employment or change in control agreement with Polonia Bank or Polonia Bancorp. Under the severance plan, if within 12 months of a change in control, Polonia Bank or Polonia Bancorp or their successors terminate an employee, or if the employee voluntarily terminates employment upon the occurrence of events specified in the severance plan, the employee will receive a severance payment equal to one month’s compensation for each year of service, up to a maximum payment of 199% of base compensation.

Director Compensation

The following table sets forth the compensation received by non-employee directors for their service on our Board of Directors during 2006.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Dr. Eugene Andruczyk	$18,650	$1,224		$19,874
Frank J. Byrne	$18,650	$1,286		$19,936
Gordon R. Johnston	$4,350	—		$4,350
Edward W. Lukiewski	$18,650	$110,628	(1)	$129,278
James B. Skowronski	$11,600	$1,059		$12,659
Robert J. Woltjen	$4,350	$825		$5,175

(1)	Items of “All Other Compensation” that exceeded $25,000 include a Company contribution of $100,947 to Mr. Lukiewski’s Supplement Retirement Plan.

Director Fees. Each non-employee director of Polonia Bank receives an annual retainer of $17,400. Directors do not receive any compensation for their service on the boards of directors of Polonia Bancorp or Polonia MHC. Each member of the Polonia Bancorp Audit Committee receives $500 per meeting attended.

Supplemental Retirement Plan for Edward W. Lukiewski. Polonia Bank entered into a supplemental retirement plan with Mr. Lukiewski, a current director of Polonia Bank, Polonia Bancorp and Polonia MHC who formerly served as President of Polonia Bank, effective as of June 1, 1995. Under this arrangement, Mr. Lukiewski currently receives a supplemental pension benefit of $100,947 per year, payable for the remainder of his lifetime in monthly installments, and adjusted each June for inflation based on the rate of increase of the consumer price index, as published by the Department of Labor. Polonia Bank also pays the premiums for certain insurance policies currently in effect on Mr. Lukiewski’s life and health insurance premiums for Mr. Lukiewski and his spouse. Polonia Bank incurred costs of $9,681 and $8,324 for these life and health insurance premiums during the years ended 2006 and 2005, respectively. In the event of Mr. Lukiewski’s death, his surviving spouse would receive an annual benefit of $50,000 for the remainder of her lifetime as well as continued health benefits. Polonia Bank has entered into a grantor or “rabbi” trust agreement to hold assets that Polonia Bank may contribute for the purpose of making benefit payments under the Supplemental Retirement Plan with Mr. Lukiewski described above. Funds held in the trust remain at all times subject to the claims of Polonia Bank’s creditors in the event of Polonia Bank’s insolvency.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(b)	Security Ownership of Certain Beneficial Owners

The following table provides information as of March 15, 2007 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Polonia MHC 3993 Huntingdon Pike, Suite 300 Huntingdon Valley, Pennsylvania 19006	1,818,437	55.0%

(c) Security Ownership of Management

The following table provides information as of March 15, 2007 about the shares of Polonia Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table on page 40 and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has directly or indirectly, sole or shared voting power and sole investment power with respect to the shares shown.

Name	Number of Shares Owned	Percent of Common Stock Outstanding (1)
Directors:
Dr. Eugene Andruczyk	18,326	*
Frank J. Byrne	20,000	*
Gordon R. Johnston, III	20,000	*
Edward W. Lukiewski	20,000	*
Anthony J. Szuszczewicz	20,000	*
Robert J. Woltjen	15,902	*

Executive Officers Who Are Not Also Directors:
Kenneth J. Maliszewski	20,000	*
Paul D. Rutkowski(2)	15,405	*

All directors and executive officers as a group (8 persons)	149,633	4.53%

*	Represents less than 1% of the Company’s outstanding shares.
(1)	Based on 3,306,250 shares of Company common stock outstanding and entitled to vote as of December 31, 2006.
(2)	Includes 100 shares held by the Polonia 401(k) Plan.

(d) Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans and Extensions of Credit. The Sarbanes-Oxley Act generally prohibits loans by Polonia Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Polonia Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Polonia Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Polonia Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Polonia Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

The aggregate amount of loans by Polonia Bank to its executive officers and directors was $2.7 million at December 31, 2006. These loans were performing according to their original terms at December 31, 2006. All of the outstanding loans made to our directors and executive officers and members of their immediate families (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Anthony J. Szuszczewicz who is the Chairman of the Board, President and Chief Executive Officer of Polonia Bancorp, Polonia MHC and Polonia Bank. In determining the independence of its directors, the Board considered transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in this Form 10-KSB under this heading, including loans with the Bank.

ITEM 13.	EXHIBITS

3.1	Charter of Polonia Bancorp (1)

3.2	Bylaws of Polonia Bancorp(1)

4.0	Stock Certificate of Polonia Bancorp (1)

10.1	Polonia Bank Employment Agreement(1)

10.2	Polonia Bancorp Employment Agreement(1)

10.3	Polonia Bank Employee Severance Compensation Plan(1)

10.4	Supplemental Executive Retirement Plan(1)

10.5	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz(1)

10.6	Supplemental Executive Retirement Plan for Edward W. Lukiewski(1)

10.7	Non-Qualified Deferred Compensation Plan(1)

10.8	Supplemental Executive Retirement Plan for Paul D. Rutkowski(1)

10.9	Supplmental Executive Retirement Plan for Kenneth J. Maliszewski(1)

10.10	Split Dollar Life Insurance Agreement with Paul D. Rutkowski(2)

10.11	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski(2)

16.0	Letter on Change in Certifying Accountant(1)

21.0	Subsidiaries of the Small Business Issuer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.
(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2006 and December 31, 2005. The amounts include fees billed for services performed by Deloitte & Touche LLP for the period between January 1, 2005 and November 15, 2005 and for the services performed by S.R. Snodgrass, A.C. for the period between November 15, 2005 and December 31, 2006.

	2006	2005
Audit Fees(1)	$67,204	$112,000
Audit-Related Fees(2)	44,533	—
Tax Fees(3)	44,230	—
All other fees	—	—

(1)	Includes fees for the financial statement audit and quarterly reviews.
(2)	Includes fees related to the initial public offering of Polonia Bancorp.
(3)	Includes fees related to tax compliance, tax advice and tax planning.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP

Date: March 30, 2007	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive Officer	March 30, 2007
Anthony J. Szuszczewicz	(principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 30, 2007
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 30, 2007
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 30, 2007
Frank J. Byrne

/s/ Gordon R. Johnston, III	Director	March 30, 2007
Gordon R. Johnston, III

/s/ Edward W. Lukiewski	Director	March 30, 2007
Edward W. Lukiewski

/s/ Robert J. Woltjen	Director	March 30, 2007
Robert J. Woltjen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Polonia Bank

We have audited the consolidated balance sheet of Polonia Bank and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bank and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/    S.R. Snodgrass, A.C.

Wexford, PA

March 5, 2007

POLONIA BANK

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$863,059	$963,727
Interest-bearing deposits with other institutions	31,003,198	2,802,721

Cash and cash equivalents	31,866,257	3,766,448

Investment securities available for sale	45,680,651	58,308,114
Loans receivable (net of allowance for loan losses of $694,570 and $650,943)	111,922,796	96,904,997
Accrued interest receivable	795,585	699,986
Federal Home Loan Bank stock	934,600	1,609,800
Premises and equipment, net	5,294,758	5,650,173
Bank-owned life insurance	3,980,693	3,816,671
Other assets	2,898,851	2,823,536

TOTAL ASSETS	$203,374,191	$173,579,725

LIABILITIES
Deposits	$157,722,003	$142,007,175
Short-term borrowings	—	3,500,000
Other borrowings	6,245,223	13,409,158
Advances by borrowers for taxes and insurance	1,104,245	963,893
Accrued interest payable	20,447	50,053
Stock offering subscription rights	24,822,062	—
Other liabilities	1,683,218	1,621,229

TOTAL LIABILITIES	191,597,198	161,551,508

Commitments and contingencies (Note 10)	—	—

RETAINED EARNINGS
Retained earnings	12,077,801	12,296,839
Accumulated other comprehensive loss	(300,808)	(268,622)

TOTAL RETAINED EARNINGS	11,776,993	12,028,217

TOTAL LIABILITIES AND RETAINED EARNINGS	$203,374,191	$173,579,725

See accompanying notes to the consolidated financial statements.

POLONIA BANK

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans receivable	$6,010,824	$5,569,147
Investment securities	2,236,657	2,584,551
Interest-bearing deposits and other dividends	342,112	75,640

Total interest and dividend income	8,589,593	8,229,338

INTEREST EXPENSE
Deposits	3,788,248	2,324,528
Short-term borrowings	105,357	79,165
Other borrowings	327,500	1,061,122
Advances by borrowers for taxes and insurance	18,887	15,334

Total interest expense	4,239,992	3,480,149

NET INTEREST INCOME	4,349,601	4,749,189
Provision for loan losses	57,973	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,291,628	4,749,189

NONINTEREST INCOME
Service fees on deposit accounts	141,420	169,849
Earnings on bank-owned life insurance	164,022	77,933
Investment securities losses, net	(167,697)	(842,208)
Rental income	321,314	313,997
Other	191,090	227,030

Total noninterest income	650,149	(53,399)

NONINTEREST EXPENSE
Compensation and employee benefits	2,948,759	2,817,544
Occupancy and equipment	858,120	880,305
Federal deposit insurance premiums	136,088	136,701
Data processing expense	226,582	237,363
Professional fees	150,754	201,780
Loss on early extinguishment of debt	—	250,867
Other	1,042,493	961,988

Total noninterest expense	5,362,796	5,486,548

Loss before income tax benefit	(421,019)	(790,758)
Income tax benefit	(201,981)	(140,157)

NET LOSS	$(219,038)	$(650,601)

See accompanying notes to the consolidated financial statements.

POLONIA BANK

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
Balance, December 31, 2004	$12,947,440	$23,967	$12,971,407

Net loss	(650,601)		(650,601)	$(650,601)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $150,728		(292,589)	(292,589)	(292,589)

Comprehensive loss				$(943,190)

Balance, December 31, 2005	12,296,839	(268,622)	2,028,217

Net loss	(219,038)		(219,038)	$(219,038)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $16,581		(32,186)	(32,186)	(32,186)

Comprehensive loss				$(251,224)

Balance, December 31, 2006	$12,077,801	$(300,808)	$11,776,993

Components of other comprehensive loss:			2006	2005

Changes in net unrealized loss on investment securities available for sale			$(142,866)	$(848,446)
Realized losses included in loss, net of tax benefit of $57,017 and $286,351			110,680	555,857

Total			$(32,186)	$(292,589)

See accompanying notes to the consolidated financial statements.

POLONIA BANK

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(219,038)	$(650,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	57,973	—
Depreciation, amortization, and accretion	559,480	627,364
Investment securities losses, net	167,697	842,208
Earnings on bank-owned life insurance	(164,022)	(77,933)
Deferred federal income taxes	53,541	(138,489)
Decrease (increase) in accrued interest receivable	(95,599)	116,243
Decrease in accrued interest payable	(29,606)	(92,924)
Other, net	191,391	(223,210)

Net cash provided by operating activities	521,817	402,658

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,161,006	30,264,040
Proceeds from principal repayments and maturities	8,530,402	6,254,309
Purchases	(13,510,397)	(34,997,111)
Increase in loans receivable, net	(11,451,431)	(489,640)
Loans purchased	(3,580,800)	—
Proceeds from sales of real estate owned	457,004	294,837
Disbursements to improve real estate owned	(29,279)	(8,356)
Purchase of Federal Home Loan Bank stock	(535,100)	(209,900)
Redemptions of Federal Home Loan Bank stock	1,210,300	476,000
Purchase of premises and equipment	(17,618)	(257,387)

Net cash provided by (used for) investing activities	(1,765,913)	1,326,792

FINANCING ACTIVITIES
Increase in deposits, net	15,714,828	9,900,885
Net increase (decrease) in short-term borrowings	(3,500,000)	3,500,000
Repayment of other borrowings	(7,163,935)	(13,176,551)
Proceeds from stock subscription rights	24,822,062	—
Deferred conversion costs	(669,402)	—
Increase (decrease) in advances by borrowers for taxes and insurance, net	140,352	(85,998)

Net cash provided by financing activities	29,343,905	138,336

Increase in cash and cash equivalents	28,099,809	1,867,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,766,448	1,898,662

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,866,257	$3,766,448

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$4,269,598	$3,573,073
Income taxes (refunds)	(184,503)	212,000
Noncash transactions:
Transfers from loans to real estate acquired through foreclosure	—	51,149

See accompanying notes to the consolidated financial statements.

POLONIA BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation

Polonia Bank (the “Bank”) was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation. Community Abstract Agency, LLC (“CAA”) provides title insurance on loans secured by real estate.

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, Polonia Bank Mutual Holding Company (PBMHC), a Delaware investment company, and CAA. All intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Bank’s financial statements is carried at the parent Bank’s equity in the underlying net assets.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Bank and the subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) represents ownership in an institution that is wholly owned by other financial institutions. This equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable

Loans are stated at the principal amount outstanding less the allowance for loan losses and net of deferred loan origination fees and costs. Interest on loans is recognized as income when earned on the accrual method.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued when it is determined that a reasonable doubt exists as to the collectibility of principal, interest, or both. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Bank is amortizing these amounts over the contractual life of the related loans using the interest method.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance is established through a provision which is charged to operations. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

A commercial real estate loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the useful lives of the related assets, which range from 3 to 20 years for furniture, fixtures, and equipment and 40 years for building premises. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred.

Federal Income Taxes

The Bank and subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected based on the differences between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense and benefit are based on the changes in the deferred tax assets or liabilities from period to period.

Cash and Cash Equivalents

The Bank has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions that have original maturities of less than 90 days.

Comprehensive Income (Loss)

The Bank is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Bank has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Retained Earnings.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year-end, in addition to footnote disclosures. On December 31, 2006, the Company adopted FAS No. 158, except for the measurement provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statement. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or retained earnings.

2.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale

Fannie Mae	$25,300,504	$26,699	$(283,602)	$25,043,601
Freddie Mac	10,714,608	11,238	(154,647)	10,571,199
Government National Mortgage Association securities	2,404,329	32,374	(16,911)	2,419,792
Other	257,136	16	(4,601)	252,551

Total mortgage-backed securities	38,676,577	70,327	(459,760)	38,287,143
U.S. government agency securities	1,400,000	—	(44,310)	1,355,690
Corporate securities	5,629,843	—	(43,025)	5,586,818

Total debt securities	45,706,420	70,327	(547,096)	45,229,651
Equity securities	430,000	21,000	—	451,000

Total	$46,136,420	$91,327	$(547,096)	$45,680,651

2.	INVESTMENT SECURITIES (Continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale

Fannie Mae	$22,566,165	$8,445	$(271,184)	$22,303,426
Freddie Mac	11,940,710	10,394	(157,519)	11,793,585
Government National Mortgage Association securities	3,058,789	70,783	(11,414)	3,118,158
Other	18,176	48	—	18,224

Total mortgage-backed securities
	37,583,840	89,670	(440,117)	37,233,393
U.S. government agency securities	1,400,000	—	(47,066)	1,352,934
Corporate securities	1,972,573	—	(13,490)	1,959,083

Total debt securities	40,956,413	89,670	(500,673)	40,545,410
Equity securities	17,758,704	4,000	—	17,762,704

Total	$58,715,117	$93,670	$(500,673)	$58,308,114

The following table shows the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2006
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fannie Mae	$4,007,180	$16,588	$16,283,792	$267,014	$20,290,972	$283,602
Freddie Mac	—	—	9,838,471	154,647	9,838,471	154,647
Government National Mortgage Association securities	—	—	597,869	16,911	597,868	16,911
Other	—	—	236,749	4,601	236,749	4,601
U.S. government agency securities	—	—	1,355,690	44,310	1,355,690	44,310
Corporate securities	5,586,818	43,025	—	—	5,586,818	43,025

Total	$9,593,998	$59,613	$28,312,571	$487,483	$37,906,568	$547,096

	December 31, 2005
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
Fannie Mae	$18,690,581	$203,349	$2,138,296	$67,835	$20,828,877	$271,184
Freddie Mac	10,612,647	138,677	783,053	18,842	11,395,700	157,519
Government National Mortgage Association securities	—	—	677,684	11,414	677,684	11,414
U.S. government agency securities	397,624	2,376	955,310	44,690	1,352,934	47,066
Corporate securities	449,232	2,265	1,509,851	11,225	1,959,083	13,490

Total	$30,150,084	$346,667	$6,064,194	$154,006	$36,214,278	$500,673

2.	INVESTMENT SECURITIES (Continued)

The policy of the Bank is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for an extended time period. For fixed-maturity investments with unrealized losses due to interest rates where the Bank has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. There are 46 positions that are considered temporarily impaired as of December 31, 2006. The Bank reviews its position quarterly and has asserted that at December 31, 2006, the declines outlined in the above table represent temporary declines, and the Bank does have the intent and ability either to hold those securities to maturity or to allow a market recovery.

The Bank has identified certain investment securities for which it has determined the unrealized losses to be other than temporary. The Bank recorded other-than-temporary impairment charges of $167,697 and $388,992 for the years ended December 31, 2006 and 2005, respectively.

The amortized cost and estimated market value of debt securities at December 31, 2006, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2006	Amortized Cost	Fair Value

Due within one year	$60	$60
Due after one year through five years	157,784	155,959
Due after five years through ten years	28,041,962	27,755,078
Due after ten years	17,506,614	17,318,554

Total	$45,706,420	$45,229,651

Proceeds from the sales of securities available for sale and the gross realized gains and losses for the periods ended were as follows:

	2006	2005

Proceeds from sales	$17,161,006	$30,264,040
Gross gains	—	124,214
Gross losses	—	577,430

3.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2006	2005
Mortgage loans:
One-to-four family	$100,152,081	$88,873,374
Multi-family and commercial	5,211,510	3,562,878

	105,363,591	92,436,252
Home equity loans and HELOCS	5,209,057	2,557,983
Education loans	2,136,608	2,678,571
Loans on savings accounts	27,516	38,224
Other	1,512	2,010

	112,738,284	97,713,040
Less:
Net deferred loan fees	120,918	157,100
Allowance for loan losses	694,570	650,943

Total	$111,922,796	$96,904,997

The Bank’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in its local region. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Bank’s loan portfolio performance at December 31, 2006 and 2005, is dependent upon the local economic conditions.

Activity in the allowance for loan losses for the periods ended is summarized as follows:

	2006	2005

Balance, beginning of period	$650,943	$691,512
Add:
Provision charged to operations	57,973	—
Loan recoveries	5,401	25,536

	714,317	717,048
Less:
Charge-offs	19,747	66,105

Balance, end of period	$694,570	$650,943

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. During 2006 the Bank had two new members join the Board of Directors. Their existing loans with the Bank in the amount of $1,965,437 are included in additions. A summary of loan activity for those officers and directors with aggregate loan balances in excess of $60,000 for the year ended December 31, 2006, is as follows:

2005	Additions	Amounts Collected	2006
$757,665	$1,965,437	$36,254	$2,686,848

4.	FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity and one-twentieth of its outstanding FHLB borrowings, as calculated throughout the year.

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2006	2005
Land	$55,000	$55,000
Buildings	6,950,850	6,950,850
Furniture, fixtures, and equipment	2,071,508	2,071,454

	9,077,358	9,077,304
Less accumulated depreciation	3,782,600	3,427,131

Total	$5,294,758	$5,650,173

Depreciation expense amounted to $373,033 and $409,433 for the years ended December 31, 2006 and 2005, respectively.

6.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2006		2005
	Amount	%	Amount	%

Non-interest-bearing demand	$4,189,704	2.66%	$4,899,716	3.45%
NOW accounts	12,127,497	7.69	13,078,409	9.21
Money market deposit	24,235,253	15.37	629,379	0.44
Savings	41,664,404	26.42	47,469,804	33.43

	82,216,858	52.14	66,077,308	46.53

Time certificates of deposit:
1.00 - 2.00%	387,125	0.24	1,900,980	1.34
2.01 - 4.00%	18,004,759	11.41	50,861,562	35.82
4.01 - 6.00%	57,047,551	36.17	22,340,850	15.73
6.01 - 8.00%	65,710	0.04	826,475	0.58

	75,505,145	47.86	75,929,867	53.47

Total	$157,722,003	100.00%	$142,007,175	100.00%

The scheduled maturities of time certificates of deposit are as follows:

December 31, 2006
2007	$36,669,249
2008	9,400,275
2009	4,214,465
2010	3,857,012
2011	21,364,144

Total	$75,505,145

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $22,793,119 and $22,408,716 at December 31, 2006 and 2005, respectively. Deposits in excess of $100,000 are not federally insured.

6.	DEPOSITS (Continued)

The scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

December 31, 2006
Within three months	$1,663,992
Three through six months	11,213,614
Six through twelve months	1,616,998
Over twelve months	8,298,515

Total	$22,793,119

Interest expense by deposit category is as follows:

	Year ended December 31,
	2006	2005
NOW	$68,202	$75,204
Money market	345,901	4,595
Savings	356,845	380,301
Time certificates of deposit	3,017,300	1,864,428

Total	$3,788,248	$2,324,528

7.	SHORT-TERM BORROWINGS

Short-term borrowings consisted of draws on the Bank’s “RepoPlus” line of credit advances through the FHLB. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities, and the Bank’s investment in FHLB stock.

The following table sets forth information concerning short-term borrowings:

	December 31,
	2006	2005
Balance at year-end	$—	$3,500,000
Maximum amount outstanding at any month-end	5,500,000	13,000,000
Average balance outstanding during the year	2,083,333	2,062,500
Weighted-average interest rate:
As of year-end	—	4.22%
Paid during the year	5.06%	3.84%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

8.	OTHER BORROWINGS

The following table sets forth information concerning other borrowings:

	Maturity range		Weighted- average interest rate	Stated interest rate range		At December 31,
Description	from	to		from	to	2006	2005
Convertible	04/25/11	04/25/11	3.87%	3.87%	3.87%	$—	$5,000,000
Fixed-rate amortizing	10/01/07	12/26/12	3.69	2.91	3.87	6,245,223	8,409,158

Total						$6,245,223	$13,409,158

Maturities of FHLB borrowings are summarized as follows:

	December 31, 2006
Year Ending December 31,	Amount	Weighted- Average Rate

2007	$884,595	2.91%
2009	2,132,465	3.75%
2011 and after	3,228,163	3.87%

Total	$6,245,223

As of December 31, 2006, the Bank had three fixed rate amortizing borrowings with the FLHB, which were obtained in August 2002, September 2002, and December 2002. The fixed rate amortizing borrowings require monthly payments of principal and interest of $89,643 through October 2007, $70,131 through August 2009, and $50,314 through December 2012.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. In addition, the Bank has a maximum borrowing capacity of $117.4 million with the FHLB at December 31, 2006.

9.	INCOME TAXES

The provision for income tax benefit consists of:

	Year Ended December 31,
	2006	2005
Current tax benefit:
Federal	$(95,466)	$(1,668)
State	(160,056)	(101,932)

	(255,522)	(103,600)

Deferred taxes	(68,980)	(270,746)
Valuation allowance	122,521	234,189

Total	$(201,981)	$(140,157)

9.	INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$236,154	$221,321
Deferred loan fees	2,943	5,971
Deferred compensation	809,435	701,684
Allowance for real estate owned losses	—	95,231
Investment securities impairment	23,800	321,380
Deferred health care	58,065	32,248
State net operating loss carryforward	218,756	132,691
Capital loss carryforwards	299,436	160,900
Premises and equipment	53,172	—
Other	34,604	27,924
Net unrealized loss on securities	154,961	138,381

Total gross deferred tax assets	1,891,326	1,837,731
Valuation allowance	(576,592)	(454,071)

Total net deferred tax assets	1,314,734	1,383,660

Deferred tax liabilities:
Prepaid insurance	45,802	46,577
Premises and equipment	—	31,190

Total gross deferred tax liabilities	45,802	77,767

Net deferred tax assets	$1,268,932	$1,305,893

For the periods ended, a valuation allowance has been established for 100 percent of the state net operating loss carryforwards, capital loss carryforwards, investment securities impairment, and other various carryforwards that management believes may not be realizable.

The reconciliation of the federal statutory rate and the Bank’s effective income tax rate is as follows:

	Year Ended December 31,
	2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$(143,146)	(34.0)%	$(268,858)	(34.0)%
Tax-exempt income	(55,767)	(13.3)	(26,497)	(3.4)
Valuation allowance	36,456	8.7	132,257	16.7
Other, net	(39,524)	(9.4)	22,941	3.0

Actual tax expense and effective rate	$(201,981)	(48.0)%	$(140,157)	(17.7)%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

At December 31, 2006, the Bank has an available net operating loss carryforward of approximately $2,882,000 for state tax purposes that will begin to expire in 2007. The Bank also has an available capital loss carryforward of approximately $881,000 that will expire in 2010.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In the normal course of business, management makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk.

The off-balance sheet commitments consisted of the following:

	December 31,
	2006	2005
Commitments to extend credit	$892,000	$975,000

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 5.875 percent to 6.75 percent. The commitments outstanding at December 31, 2006, contractually mature in less than one year.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consisted primarily of available commercial and personal lines of credit and loans approved but not yet funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Contingent Liabilities

The Bank is involved in various legal actions from the normal course of business activities. Management believes the liability, if any, arising from such actions will not have a material adverse effect on the Bank’s financial position.

11.	EMPLOYEE BENEFITS

Benefit Plan

The Bank has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. Pension expense for the profit sharing portion of the Plan was $75,570 and $58,951 for the years ended December 31, 2006 and 2005, respectively.

Effective January 1, 1995, the Plan was amended and restated to include provisions to include employee and employer 401(k) contributions. Under the Plan, the Bank will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Bank contributions for the 401(k) plan were $207,500 and $192,960 for the years ended December 31, 2006 and 2005, respectively.

Supplemental Retirement Plan

The Bank has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,237,191. The cash surrender value of these policies totaled $3,980,693 and $3,816,671 at December 31, 2006 and 2005, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2006, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2006 and 2005, $1,230,850 and $1,067,639, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $418,489 and $362,997, respectively, are recognized in the financial statements.

The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Bank records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $264,158 and $160,444 for the years ended December 31, 2006 and 2005, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic pension cost for the supplemental retirement plan:

	For the Year Ended
	2006	2005
Components of net periodic pension cost:
Service cost	$197,431	$97,642
Interest cost	66,727	62,802

Net periodic pension cost	$264,158	$160,444

12.	REGULATORY RESTRICTIONS

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2006, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital ratios are presented in the following tables, which show that the Bank met all regulatory capital requirements.

The following table reconciles the Bank’s capital under accounting principles generally accepted in the United States of America to regulatory capital.

	December 31,
	2006	2005
Total retained earnings	$11,776,993	$12,028,217
Accumulated other comprehensive loss	300,808	268,622

Tier I, core, and tangible capital	12,077,801	12,296,839
Allowance for loan losses	694,570	650,943
Unrealized gains on equity securities	9,450	1,800

Total risk-based capital	$12,781,821	$12,949,582

12.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2006		2005
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Actual	$12,781,821	14.49%	$12,949,582	16.38%
For Capital Adequacy Purposes	7,054,480	8.00	6,324,880	8.00
To Be Well Capitalized	8,810,100	10.00	7,906,100	10.00

Tier I Capital (to Risk-Weighted Assets)
Actual	$12,077,801	13.70%	$12,296,839	15.55%
For Capital Adequacy Purposes	3,527,240	4.00	3,162,440	4.00
To Be Well Capitalized	5,290,860	6.00	4,743,660	6.00

Core Capital (to Adjusted Assets)
Actual	$12,077,801	5.91%	$12,296,839	7.04%
For Capital Adequacy Purposes	8,171,391	4.00	5,237,730	3.00
To Be Well Capitalized	10,214,238	5.00	8,729,550	5.00

Tangible Capital (to Adjusted Assets)
Actual	$12,077,801	5.91%	$12,296,839	7.04%
For Capital Adequacy Purposes	4,085,695	1.50	2,618,865	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

The Bank accumulated approximately $1.4 million of retained earnings at December 31, 1996, which represents allocations of income to bad debt deductions for tax purposes only. Since this amount represents the accumulated bad debt reserves prior to 1987, no provision for federal income tax has been made. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

Regulatory Agreement

On December 7, 2001, the Bank was issued a Part 570 Notice of Deficiency and Directive for Submission of a Safety and Soundness Compliance Plan by the Office of Thrift Supervision. If the Bank fails to comply with the Part 570 Notice in a manner satisfactory to the Office of Thrift Supervision, it can take additional, and possibly more severe, enforcement action against the Bank, including issuing an Order to Cease and Deceist. Moreover, the Office of Thrift Supervision can impose restrictions on the Bank’s operations, which would negatively affect the Bank’s ability to implement its operating strategy and negatively affect profitability. The Bank has not complied with all of the earnings ratio requirements since the inception of the agreement.

13.	FAIR VALUE DISCLOSURE

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$31,866,257	$31,866,257	$3,766,448	$3,766,448
Investment securities available for sale	45,680,651	45,680,651	58,308,114	58,308,114
Net loans receivable	111,922,796	110,183,453	96,904,997	95,792,504
Accrued interest receivable	795,585	795,585	699,986	699,986
Federal Home Loan Bank stock	934,600	934,600	1,609,800	1,609,800
Bank-owned life insurance	3,980,693	3,980,693	3,816,671	3,816,671
Financial liabilities:
Deposits	$157,722,003	$157,673,916	$142,007,175	$141,441,175
Short-term borrowings	—	—	3,500,000	3,500,000
Other borrowings	6,245,223	6,119,704	13,409,158	13,227,158
Accrued interest payable	20,447	20,447	50,053	50,053
Advances by borrowers for taxes and insurance	1,104,245	1,104,245	963,893	963,893

Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract that creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Bank.

The Bank employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, Short-Term Borrowings, Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

Investment Securities Available for Sale

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

13.	FAIR VALUE DISCLOSURE (Continued)

Net Loans Receivable, Deposits, and Other Borrowings

The fair value for loans is estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon rates generally charged for such loans with similar characteristics. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio with current market rates being offered for products of similar remaining maturities.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 10.

15.	CONVERSION AND REORGANIZATION

On January 17, 2006, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and Stock Issuance (the “Plan”) pursuant to which the Bank will reorganize into the federal mutual holding company form of organization as a wholly owned subsidiary of Polonia Bancorp (the “Stock Holding Company”), which in turn will be a majority-owned subsidiary of Polonia MHC. The newly chartered Stock Holding Company will offer shares of its common stock to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans, and, if necessary, to the general public in accordance with the priorities set forth in the Plan. The amount of common stock to be sold in the offering will not exceed 49 percent of the total outstanding shares of the Stock Holding Company. The majority of the common stock will be owned by Polonia MHC. The Plan is subject to the approval of the Office of Thrift Supervision (“OTS”).

Following the sale of common stock, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the transaction will continue to have such rights solely with respect to Polonia MHC as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the date of the transaction will have such membership and liquidation rights with respect to Polonia MHC. Borrowers of the Bank as of the date of the transaction will have the same membership rights in Polonia MHC that they had in the Bank immediately prior to the date of the transaction as long as their existing borrowings remain outstanding.

The regulations of the OTS prohibit the Bank from declaring or paying a cash dividend if the effect thereof would cause the Bank’s regulatory capital to be reduced below either the amount required for the liquidation account or the federal regulatory capital requirement in section 567.2 of the Rules and Regulations of the OTS.

The conversion was completed as of January 11, 2007, with the sale of 1,487,813 number of shares resulting in net proceeds of approximately $13,800,000. The deferred costs associated with the conversion are $1,043,000.