Form 10QSB
period 2007-03-31
Polonia Bancorp
filed 2007-05-11
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-52267

POLONIA BANCORP

(Exact name of small business issuer as specified in its charter)

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

As of May 11, 2007, there were 3,306,250 shares of the registrant’s common stock outstanding.

Transactional Small Business Disclosure Format:    Yes  ☐    No  ☒

POLONIA BANCORP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$784,384	$863,059
Interest-bearing deposits with other institutions	18,147,596	31,003,198

Cash and cash equivalents	18,931,980	31,866,257

Investment securities available for sale	44,452,190	45,680,651
Loans receivable (net of allowance for loan losses of $727,288, $694,570)	117,976,232	111,922,796
Accrued interest receivable	903,462	795,585
Federal Home Loan Bank stock	927,300	934,600
Premises and equipment, net	5,434,410	5,294,758
Bank-owned life insurance	4,001,081	3,980,693
Other assets	2,960,549	2,898,851

TOTAL ASSETS	$195,587,204	$203,374,191

LIABILITIES
Deposits	$161,894,991	$157,722,003
Other borrowings	5,582,861	6,245,223
Advances by borrowers for taxes and insurance	771,050	1,104,245
Accrued interest payable	39,515	20,447
Stock offering subscription rights	—	24,822,062
Other liabilities	2,769,838	1,683,218

TOTAL LIABILITIES	171,058,255	191,597,198

Commitments and contingencies	—	—

STOCK HOLDERS EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	—
Additional paid-in-capital	13,801,716	—
Retained earnings	12,148,493	12,077,801
Unearned employee stock ownership shares (128,484)	(1,284,841)	—
Accumulated other comprehensive loss	(169,482)	(300,808)

TOTAL STOCKHOLDERS EQUITY	24,528,949	11,776,993

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$195,587,204	$203,374,191

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,652,196	$1,406,599
Investment securities	576,007	700,670
Other interest and dividend income	281,070	17,216

Total interest and dividend income	2,509,273	2,124,485

INTEREST EXPENSE
Deposits	1,271,780	830,272
Short-term borrowings	—	33,025
Other borrowings	54,805	122,329
Advances by borrowers for taxes and insurance	5,577	5,154

Total interest expense	1,332,162	990,781

NET INTEREST INCOME	1,177,110	1,133,704
Provision for loan losses	(225,000)	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,402,111	1,133,704

NONINTEREST INCOME
Service fees on deposit accounts	30,676	35,547
Earnings on bank-owned life insurance	20,388	42,834
Investment securities losses, net	—	(167,697)
Rental income	69,552	80,513
Other	53,567	83,444

Total noninterest income	174,183	74,641

NONINTEREST EXPENSE
Compensation and employee benefits	766,808	731,564
Occupancy and equipment	245,474	222,547
Federal deposit insurance premiums	47,560	33,183
Data processing expense	61,699	66,469
Professional fees	105,934	62,601
Other	249,128	256,078

Total noninterest expense	1,476,603	1,372,440

Income (loss) before income tax expense	99,691	(159,563)
Income tax expense	28,999	2,765

NET INCOME (LOSS)	$70,692	$(166,860)

EARNINGS PER SHARE (since inception January 11, 2007)	$.02	N/A

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	# of Shares	Amount
Balance, December 31, 2006	—	$—	$—	$12,077,801	$—	$(300,808)	$11,776,993
Common Stock Issued	3,306,250	33,063	13,801,716		(1,284,841)		12,549,938
Net income				70,692			70,692	$70,692
Other comprehensive income:
Unrealized income on available-for-sale securities, net of taxes of ($67,651)						131,326	131,326	131,326

Comprehensive income								$202,018

Balance, March 31, 2007	3,306,250	$33,063	$13,801,716	$12,148,493	$(1,284,841)	$(169,482)	$24,528,949

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$70,692	$(166,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(225,000)	—
Depreciation, amortization, and accretion	113,986	105,943
Investment securities losses, net	—	167,697
Earnings on Bank-owned life insurance	(20,388)	(42,834)
Deferred federal income taxes	155,395	(276,323)
Increase in accrued interest receivable	(107,877)	(3,585)
Increase in accrued interest payable	19,068	14,718
Other, net	132,473	387,861

Net cash provided by operating activities	138,349	186,617

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,780,868	3,016,483
Purchases	(383,662)	(2,850,067)
Increase in loans receivable, net	(5,821,322)	(541,109)
Proceeds from sales of real estate owned	—	427,726
Purchase of Federal Home Loan Bank stock	(8,000)	(104,100)
Redemptions of Federal Home Loan Bank stock	15,300	507,600
Purchase of premises and equipment	(230,518)	(3,474)

Net cash provided by (used for) investing activities	(4,647,334)	453,059

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	5,166,806	(1,183,898)
Net increase in short-term borrowings	—	1,000,000
Repayment of other borrowings	(662,363)	(555,737)
Repayment of stock offering subscription rights	(12,222,593)	—
Deferred conversion costs	(373,947)	(173,335)
Decrease in advances by borrowers for taxes and insurance, net	(333,195)	(203,750)

Net cash used for financing activities	(8,425,292)	(1,116,720)

Decrease in cash and cash equivalents	(12,934,277)	(477,044)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,866,257	3,766,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,931,980	$3,289,404

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,313,094	$981,150
Income taxes	—	—
Noncash transactions:
Transfers from subscription rights to common stock	12,549,938	—
Transfers from customers savings to common stock	993,818
Record payable for investment purchased not yet settled	1,028,713

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of Polonia Bank’s (the “Bank”) financial statements included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2006.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

2.	Earnings Per Share

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding for the periods.

	Three Months Ended March 31,
	2007	2006
Net Income	$70,692		$(166,680)
Weighted average shares outstanding (basic)	3,177,766		N/A
Earnings per shares:
Basic	$0.02	$	N/A

3.	Comprehensive Income

In complying with FAS No. 130, Reporting Comprehensive Income, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income (loss):	$70,692	$(166,860)
Other comprehensive income—net of tax
Fair value adjustment on securities available for sale, net of tax expense of $67,653 in 2007, $97,294 in 2006.	131,326	188,865
Net securities losses reclassified into earnings, net of tax benefit of ($57,017) in 2006.	—	110,680

Other comprehensive income—net of tax	131,326	299,545

Comprehensive income	$202,018	$132,685

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers and currently have a death benefit of $11,237,191. The cash surrender value of these policies totaled $4,001,081 and $3,980,693 at March 31, 2007 and December 31, 2006. The Plan provides that death benefits totaling $6.0 million at March 31, 2007, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At March 31, 2007 and December 31, 2006, $1,271,174 and $1,230,850 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $432,199 and $418,489 for the respective periods, are recognized in the financial statements.

The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $66,828 and $42,212 for the periods ending March 31, 2007 and 2006, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic pension cost for the supplemental retirement plan:

	Three Months Ended March 31,
	2007	2006
Components of net periodic pension cost:
Service cost	$49,116	$25,530
Interest cost	17,712	16,682

Net periodic pension cost	$66,828	$42,212

5.	Mutual Holding Company Reorganization And Minority Stock Issuance

Polonia Bancorp was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on January 11, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (1,487,813 shares) to the public, and issued 55% of its outstanding shares of common stock (1,818,437 shares) to Polonia MHC, the mutual holding company of the Bank. In addition, a contribution of $100,000 was made to capitalize Polonia MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled approximately $1.0 million. Net proceeds from the common stock offering amounted to approximately $13.8 million.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Polonia Bancorp. The information contained in this section should be read in conjunction with the Unaudited Consolidated Statements and footnotes appearing in Part I, Item 1 of this document.

General

Polonia Bancorp was organized as a federally chartered corporation at the direction of the Bank in January 2007 to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Polonia Bancorp and organized Polonia MHC as a federally chartered mutual holding company that owns 55% of the common stock of Polonia Bancorp. As part of the reorganization, the Company sold 1,487,813 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $13.8 million in net proceeds.

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania. The Bank operates from five full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC’s, Polonia Bancorp’s and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia MHC, Polonia Bancorp and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s Form 10-KSB for the year ended December 31, 2006 under “Item 1: Description of Business – Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for loan losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $195.6 million, a decrease of $7.8 million, or 3.8%, from total assets of $203.4 million at December 31, 2006. The decrease in assets resulted primarily from a $13.0 million decrease in cash and cash equivalents related to the refund of $12.2 million in non-eligible stock subscriptions and a $1.2 million decrease in investment securities available for sale, partially offset by a $6.1 million increase in loans . Total liabilities at March 31, 2007 were $171.1 million compared to $191.6 million at December 31, 2006, a decrease of $20.5 million, or 10.7%. The decline in liabilities was mainly due to a temporary increase in liabilities at December 31, 2006 from $24.8 million of stock subscription funds. With the closing of the Company’s stock offering on January 11, 2007, liabilities decreased primarily as a result of the refund of $12.2 million in non-eligible stock subscriptions and the transfer of $12.6 million in proceeds related to the Company’s stock offering to stockholder’s equity, partially offset by a $4.2 million increase in deposits. Total stockholders equity increased to $24.5 million at March 31, 2007 from $11.8 million at December 31, 2006, an increase of $12.7 million, or 107.6%, primarily due to the completion of the stock offering in January, 2007.

Loans, net, increased $6.1 million, or 5.5%, to $118.0 million at March 31, 2007, compared to $111.9 million at December 31, 2006. The size of our loan portfolio increased during the three months ended March 31, 2007 due primarily to an increase in the amount of originations throughout our lending territory. This increase was accomplished by adding two additional lending originators.

Total deposits increased to $161.9 million from $157.7 million during the three months ended March 31, 2007, an increase of $4.2 million, or 2.7%. The increase in deposits was attributable, in part, to the launching of a tiered signature money market account which has accounted for approximately $34.4 million in funds since its introduction in July, 2006 of which approximately 80% were new funds on deposit.

We utilize borrowings from the Federal Home Loan Bank (the “FHLB”) of Pittsburgh to supplement our supply of funds for loans and investments. FHLB borrowings decreased $600,000 to $5.6 million at March 31, 2007, from $6.2 million at December 31, 2006, a decrease of 9.7%. The $600,000 decrease in FHLB borrowings reflected regularly scheduled repayments. The advances outstanding at March 31, 2007 mature in 2007 through 2012.

Comparison of Operating Results For The Three Months Ended March 31, 2007 and 2006

General. We recorded net income of $71,000 during the three months ended March 31, 2007, compared to a net loss of $167,000 during the three months ended March 31, 2006. The change in net income for the 2007 period was primarily due to the recovery of a prior period charge-off and the absence of losses on the sale of investment securities, partially offset by higher noninterest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Interest and dividend income:
Loans	$1,652	$1,407	17.4%
Investment securities	576	701	(17.8)
Other dividend income	281	17	1553.0

Total interest and dividend income	2,509	2,124	18.1
Interest expense:
Deposits	1,272	830	53.3
Short-term borrowings	—	33	(100.0)
Other borrowings	55	122	(55.0)
Advances by borrowers for taxes and insurance	6	5	20.0
Total interest expense	1,332	991	34.4

Net interest income	$1,177	$1,134	3.8%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$114,542	5.85%	$97,356	5.86%
Investment securities	45,353	5.15	58,171	4.89
Other interest-earning assets	22,300	5.11	2,566	2.69

Total interest-earning assets	182,195	5.58%	158,093	5.45%

Noninterest-earning assets	13,342		13,247
Loan loss reserve	(714)		(655)

Total assets	$194,823		$170,685

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,832	0.55%	12,769	0.54%
Money market deposits	27,814	5.09	589	0.69
Savings accounts	40,389	0.80	46,873	0.79
Time deposits	74,464	4.50	76,168	3.84

Total interest-bearing deposits	154,499	3.34	136,399	2.47

FHLB advances – Short-term	—	—	3,500	3.82
FHLB advances – Long-term	5,953	3.75	12,591	3.93
Advances by borrowers for taxes and insurance	1,161	2.10	1,020	1.99

Total interest-bearing liabilities	161,613	3.34%	153,510	2.62%

Noninterest-bearing liabilities	10,177		5,280

Total liabilities	171,790		158,790

Retained earnings	23,033		11,895

Total liabilities and retained earnings	$194,823		$170,685

Net interest income for the three months ended March 31, 2007 increased $43,000 to $1.18 million, or 3.8%, from $1.13 million during the 2006 quarter, primarily reflecting higher interest income earned on assets, specifically the average weighted rate earned on investment securities and other interest earning assets and the higher average balance of loans and other interest earning assets, partially offset by higher interest expense paid on deposits. The increase in the higher average weighted rate paid on deposits was mainly due to our new tiered signature money market account, which was partially offset by reduced borrowing expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $385,000 as the average balance of loans and other interest earning assets increased, partially offset by a decrease in the average balance of investment securities. Total interest expense increased $341,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $10.1 million decrease in the average balance of FHLB borrowings.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$695	$651
Provision for loan losses	(225)	—
Charge-offs	—	—
Recoveries	257	1

Net charge-offs	257	1

Allowance at end of period	$727	$652

We recorded a recovery for loan losses for the three months ended March 31, 2007 as compared to no entry as of March 31, 2006. The recovery during the current period reflects the recovery of prior period charge-offs.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2007	At March 31, 2006	% change
	(Dollars in thousands)
Nonaccrual loans	$329	$344	(4.4)%
Real estate owned	—	—

Total nonperforming assets	$329	$344	(4.4)%

Total nonperforming loans to total loans	0.28%	0.35%
Total nonperforming loans to total assets	0.17%	0.20%
Total non performing assets to total assets	0.17%	0.20%

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$31	$36	(13.9)%
Earnings on bank owned life insurance	20	43	(53.5)
Investment securities losses, net	—	(168)	(100.0)
Rental income	70	81	(13.6)
Other	53	83	(36.1)

Total	$174	$75	132.0

The $99,000 change in non-interest income during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the absence of losses on the sale of investment securities, partially offset by lower fees on deposit accounts, lower reported income attributable to bank owned life insurance, lower rental income and the absence on gains or foreclosed real estate sales which occurred in the 2006 quarter, which are included in the Other category in the above table

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Compensation and employee benefits	$767	$732	4.8%
Occupancy and equipment	245	223	9.9
Federal deposit insurance premiums	48	33	45.5
Data processing expense	62	66	(6.1)
Professional fees	106	63	68.3
Other	249	256	(2.7)

Total	$1,477	$1,372	7.7

Total non-interest expense increased $105,000, or 7.7%, to $1.5 million for the three months ended March 31, 2007 from the prior year period. This increase is the result of higher compensation and employee benefits due to merit increases and additional staff. Professional fees related to operating as a public company, including the costs associated with compliance with Sarbanes Oxley 404.

Income Taxes. We recorded a tax expense of $29,000 for the three months ended March 31, 2007 compared to a tax expense of $3,000 during the three months ended March 31, 2006. The increase in the tax expense in 2007 resulted from the increase in our operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $18.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $44.5 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $126.0 million from the FHLB of Pittsburgh. On March 31, 2007, we had $5.6 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At March 31, 2007, we had $1.9 million in mortgage loan commitments outstanding. Time deposits due within one year of March 31, 2007 totaled $36.0 million, or 48.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also will manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

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

For the three months ended March 31, 2007 and the year ended December 31, 2006 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission Of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Polonia Bancorp (1)

3.2	Bylaws of Polonia Bancorp (1)

4.0	Stock Certificate of Polonia Bancorp (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-135643.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: May 11, 2007	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2007	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer (principal financial and accounting officer)