Form 10QSB/A
period 2007-03-31
Polonia Bancorp
filed 2007-08-01
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment to Form 10-QSB (this “Amendment”) is being filed by Polonia Bancorp (the “Company”) to amend its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2007 (the “Initial Form 10-QSB”). This Amendment is required due to the restatement of financial statements included in the Initial Form 10-QSB related to corrections that became necessary due to a recorded recovery to the allowance for loan losses of $256,367 and a related credit provision of $225,000 to the provision for loan losses for the quarter ended March 31, 2007. This Amendment restates unaudited Consolidated Financial Statements at and for the three months ended March 31, 2007. For information regarding the restatement, see Note 2 to our unaudited Consolidated Financial Statements contained herein. This Amendment includes a restatement which changes Part I — Items 1 and 2, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except as otherwise specifically noted, all information contained herein is as of March 31, 2007 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-QSB.

POLONIA BANCORP

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2007	December 31, 2006
	(Restated)
ASSETS
Cash and due from banks	$784,384	$863,059
Interest-bearing deposits with other institutions	18,147,596	31,003,198

Cash and cash equivalents	18,931,980	31,866,257

Investment securities available for sale	44,452,190	45,680,651
Loans receivable (net of allowance for loan losses of $727,288, $694,570)	117,976,232	111,922,796
Accrued interest receivable	903,462	795,585
Federal Home Loan Bank stock	927,300	934,600
Premises and equipment, net	5,434,410	5,294,758
Bank-owned life insurance	4,001,081	3,980,693
Other assets	3,047,715	2,898,851

TOTAL ASSETS	$195,674,370	$203,374,191

LIABILITIES
Deposits	$161,894,991	$157,722,003
Other borrowings	5,582,861	6,245,223
Advances by borrowers for taxes and insurance	771,050	1,104,245
Accrued interest payable	39,515	20,447
Stock offering subscription rights	—	24,822,062
Other liabilities	3,026,205	1,683,218

TOTAL LIABILITIES	171,314,622	191,597,198

Commitments and contingencies	—	—

STOCK HOLDERS EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	—
Additional paid-in-capital	13,801,718	—
Retained earnings	11,979,290	12,077,801
Unearned employee stock ownership shares (128,484)	(1,284,841)	—
Accumulated other comprehensive loss	(169,482)	(300,808)

TOTAL STOCKHOLDERS EQUITY	24,359,748	11,776,993

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$195,674,370	$203,374,191

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Restated)
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,652,196	$1,406,599
Investment securities	576,007	700,670
Other interest and dividend income	281,070	17,216

Total interest and dividend income	2,509,273	2,124,485

INTEREST EXPENSE
Deposits	1,271,780	830,272
Short-term borrowings	—	33,025
Other borrowings	54,805	122,329
Advances by borrowers for taxes and insurance	5,577	5,154

Total interest expense	1,332,162	990,781

NET INTEREST INCOME	1,177,110	1,133,704
Provision for loan losses	31,367	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,145,743	1,133,704

NONINTEREST INCOME
Service fees on deposit accounts	30,676	35,547
Earnings on bank-owned life insurance	20,388	42,834
Investment securities losses, net	—	(167,697)
Rental income	69,552	80,513
Other	53,567	83,444

Total noninterest income	174,183	74,641

NONINTEREST EXPENSE
Compensation and employee benefits	766,808	731,564
Occupancy and equipment	245,474	222,547
Federal deposit insurance premiums	47,560	33,183
Data processing expense	61,699	66,469
Professional fees	105,934	62,601
Other	249,128	256,078

Total noninterest expense	1,476,603	1,372,440

Loss before income tax expense (benefit)	(156,677)	(159,563)
Income tax expense (benefit)	(58,166)	2,765

NET LOSS	$(98,511)	$(166,860)

EARNINGS PER SHARE (since inception January 11, 2007)	$(0.03)	N/A

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	# of Shares	Amount
Balance, December 31, 2006	—	$—	$—	$12,077,801	$—	$(300,808)	$11,776,993
Common Stock Issued	3,306,250	33,063	13,801,718		(1,284,841)		12,549,940
Net loss, as restated				(98,511)			(98,511)	$(98,511)
Other comprehensive income:
Unrealized income on available-for-sale securities, net of taxes of ($67,651)						131,326	131,326	131,326

Comprehensive income, as restated								$32,815

Balance, March 31, 2007, as restated	3,306,250	$33,063	$13,801,718	$11,979,290	$(1,284,841)	$(169,482)	$24,359,748

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$(98,511)	$(166,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	31,367	—
Depreciation, amortization, and accretion	113,986	105,943
Investment securities losses, net	—	167,697
Earnings on Bank-owned life insurance	(20,388)	(42,834)
Increase in other payables	256,367	—
Deferred federal income taxes	155,395	(276,323)
Increase in accrued interest receivable	(107,877)	(3,585)
Increase in accrued interest payable	19,068	14,718
Other, net	56,515	387,861

Net cash provided by operating activities	405,922	186,617

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,780,868	3,016,483
Purchases	(383,662)	(2,850,067)
Increase in loans receivable, net	(6,077,689)	(541,109)
Proceeds from sales of real estate owned	—	427,726
Purchase of Federal Home Loan Bank stock	(8,000)	(104,100)
Redemptions of Federal Home Loan Bank stock	15,300	507,600
Purchase of premises and equipment	(230,518)	(3,474)

Net cash provided by (used for) investing activities	(4,903,701)	453,059

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	5,166,806	(1,183,898)
Net increase in short-term borrowings	—	1,000,000
Repayment of other borrowings	(662,362)	(555,737)
Repayment of stock offering subscription rights	(12,233,800)	—
Deferred conversion costs	(373,947)	(173,335)
Decrease in advances by borrowers for taxes and insurance, net	(333,195)	(203,750)

Net cash used for financing activities	(8,436,498)	(1,116,720)

Decrease in cash and cash equivalents	(12,934,277)	(477,044)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,866,257	3,766,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,931,980	$3,289,404

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,313,094	$981,150
Income taxes	—	—
Noncash transactions:
Transfers from subscription rights to common stock	12,549,940	—
Transfers from customers savings to common stock	993,818
Record payable for investment purchased not yet settled	1,028,713

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition

2.	Restatement and Subsequent Event

In the late 1990’s the Bank purchased leases from a leasing agency which subsequently went into default. The Bank recorded losses on those leases to the allowance for loan losses totaling in excess of $340,000 and referred the matter to the federal authorities. For the past several years, the Department of Justice had been conducting an investigation of this leasing agency and other related parties for fraudulent business activities. In February 2007, the Bank received a check issued by the Department of Justice for $256,367, which referenced the leasing agency and related party investigation and settlement. After consultation with its independent auditors, the Bank recorded the check as a recovery to the allowance for loan losses in February 2007 and appropriately adjusted the provision for loan losses with a credit provision of $225,000 to properly adjust the allowance for loan losses at that time. In July 2007, the Bank was notified by the Department of Justice that the check disbursed in February was advanced in error and the Bank should not have been included in the class of parties that are eligible to receive recovery from the Justice Department’s settlement with the escrow agent to the leasing agency. The Department of Justice has requested the return of the check proceeds and, after consultation with counsel to the Bank, management has determined to comply with such request.

The effects of this restatement increased total assets by $87,166, total liabilities by $256,367, and decreased total capital by $169,201. The effects of this restatement also reduced earnings before income taxes by $256,367 and net earnings by $169,203 resulting in a net loss of $98,511 or ($0.03) per share.

3.	Earnings Per Share

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding for the periods.

	Three Months Ended March 31,
	2007	2006
	Restated
Net loss	$(98,511)		$(166,680)
Weighted average shares outstanding (basic)	3,177,766		N/A
Earnings per shares:
Basic	$(0.03)	$	N/A

4.	Comprehensive Income

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Restated)
Net loss:	$(98,511)	$(166,860)
Other comprehensive income—net of tax
Fair value adjustment on securities available for sale, net of tax expense of $67,653 in 2007, $97,294 in 2006.	131,326	188,865
Net securities losses reclassified into earnings, net of tax benefit of ($57,017) in 2006.	—	110,680

Other comprehensive income—net of tax	131,326	299,545

Comprehensive income	$32,815	$132,685

5.	Life Insurance and Retirement Plans

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

6.	Mutual Holding Company Reorganization And Minority Stock Issuance

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $195.7 million, a decrease of $7.7 million, or 3.8%, from total assets of $203.4 million at December 31, 2006. The decrease in assets resulted primarily from a $13.0 million decrease in cash and cash equivalents related to the refund of $12.2 million in non-eligible stock subscriptions and a $1.2 million decrease in investment securities available for sale, partially offset by a $6.1 million increase in loans . Total liabilities at March 31, 2007 were $171.3 million compared to $191.6 million at December 31, 2006, a decrease of $20.3 million, or 10.6%. The decline in liabilities was mainly due to a temporary increase in liabilities at December 31, 2006 from $24.8 million of stock subscription funds. With the closing of the Company’s stock offering on January 11, 2007, liabilities decreased primarily as a result of the refund of $12.2 million in non-eligible stock subscriptions and the transfer of $12.6 million in proceeds related to the Company’s stock offering to stockholder’s equity, partially offset by a $4.2 million increase in deposits. Total stockholders equity increased to $24.4 million at March 31, 2007 from $11.8 million at December 31, 2006, an increase of $12.6 million, or 106.8%, primarily due to the completion of the stock offering in January, 2007.

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

Comparison of Operating Results For The Three Months Ended March 31, 2007 and 2006

General. We recorded a net loss of $99,000 during the three months ended March 31, 2007, compared to a net loss of $167,000 during the three months ended March 31, 2006. The change in net income for the 2007 period was primarily due to the absence of losses on the sale of investment securities, partially offset by higher noninterest expenses.

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

	Three Months Ended March 31,
	2007	2006
	(Restated)
	(Dollars in thousands)
Allowance at beginning of period	$695	$651
Provision for loan losses	31	—
Charge-offs	—	—
Recoveries	1	1

Net charge-offs	1	1

Allowance at end of period	$727	$652

We recorded a provision for loan losses for the three months ended March 31, 2007 as compared to no entry as of March 31, 2006. The provision entry is the result of growth in our loan portfolio.

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

The $99,000 change in non-interest income during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the absence of losses on the sale of investment securities, partially offset by lower fees on deposit accounts, lower reported income attributable to bank owned life insurance, lower rental income and the absence on gains or foreclosed real estate sales which occurred in the 2006 quarter, which are included in the Other category in the above table.

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

Income Taxes. We recorded a tax benefit of $58,000 for the three months ended March 31, 2007 compared to a tax expense of $3,000 during the three months ended March 31, 2006. The tax benefit in 2007 resulted from the increase in our operating losses.

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

POLONIA BANCORP

Date: August 1, 2007	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2007	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer (principal financial and accounting officer)