Form 10QSB
period 2007-06-30
Polonia Bancorp
filed 2007-08-14
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 3,306,250 shares of the registrant’s common stock outstanding.

Transactional Small Business Disclosure Format:    Yes  ☐    No  ☒

POLONIA BANCORP

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$716,769	$863,059
Interest-bearing deposits with other institutions	12,903,241	31,003,198

Cash and cash equivalents	13,620,010	31,866,257
Investment securities available for sale	44,449,625	45,680,651
Loans receivable (net of allowance for loan losses of $728,638 and $694,570)	123,601,324	111,922,796
Accrued interest receivable	850,486	795,585
Federal Home Loan Bank stock	993,900	934,600
Premises and equipment, net	5,361,590	5,294,758
Bank-owned life insurance	4,041,590	3,980,693
Other assets	2,353,335	2,898,851

TOTAL ASSETS	$195,271,860	$203,374,191

LIABILITIES
Deposits	$162,841,092	$157,722,003
FHLB advances—long-term	5,091,890	6,245,223
Advances by borrowers for taxes and insurance	1,236,180	1,104,245
Accrued interest payable	59,193	20,447
Stock offering subscription rights	—	24,822,062
Other liabilities	2,192,327	1,683,218

TOTAL LIABILITIES	171,420,682	191,597,198

Commitments and contingencies	—	—
STOCKHOLDERS EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	—
Additional paid-in-capital	13,801,718	—
Retained earnings	11,889,371	12,077,801
Unearned employee stock ownership (127,209 shares)	(1,272,091)	—
Accumulated other comprehensive loss	(600,883)	(300,808)

TOTAL STOCKHOLDERS EQUITY	23,851,178	11,776,993

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$195,271,860	$203,374,191

See accompanying notes to the unaudited consolidated financial statements

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,752,531		$1,459,690	$3,404,727		$2,866,289
Investment securities	571,044		577,689	1,147,051		1,278,359
Other interest and dividend income	241,164		21,603	522,234		38,819

Total interest and dividend income	2,564,739		2,058,982	5,074,012		4,183,467

INTEREST EXPENSE
Deposits	1,375,918		853,218	2,647,699		1,683,491
FHLB advances—short-term	—		14,833	—		49,859
FHLB advances—long-term	49,915		83,054	104,720		203,383
Advances by borrowers for taxes and insurance	5,123		4,466	10,700		9,619

Total interest expense	1,430,956		955,571	2,763,119		1,946,352

NET INTEREST INCOME	1,133,783		1,103,411	2,310,893		2,237,115
Provision for loans losses	—		—	31,367		—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,133,783		1,103,411	2,279,526		2,237,115

NONINTEREST INCOME
Service fees on deposit accounts	36,131		32,820	66,807		68,367
Earnings on bank-owned life insurance	40,509		42,834	60,897		85,668
Investment securities losses, net	—		—	—		(167,697)
Rental income	73,590		80,718	143,142		161,231
Other	34,390		61,414	87,957		144,858

Total noninterest income	184,620		217,786	358,803		292,427

NONINTEREST EXPENSE
Compensation and employee benefits	754,339		664,738	1,521,147		1,396,301
Occupancy and equipment	240,229		210,730	485,703		433,277
Federal deposit insurance premiums	49,682		34,511	97,242		67,694
Data processing expense	65,749		53,008	127,447		119,476
Professional fees	120,190		45,449	226,125		108,050
Other	248,407		233,735	497,536		485,281

Total noninterest expense	1,478,596		1,242,171	2,955,200		2,610,079

Income (loss) before income tax benefit	(160,193)		79,026	(316,871)		(80,537)
Income tax benefit	(70,274)		(7,125)	(128,441)		(4,360)

NET INCOME (LOSS)	$(89,919)		$86,151	$(188,430)		$(76,177)

EARNINGS PER SHARE (since January 11, 2007)	$(0.03)	$	N/A	$(0.06)	$	N/A

See accompanying notes to the unaudited consolidated financial statements

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

	Common Stock		Additional	Retained	Unearned	Accumulated Other Comprehensive		Comprehensive
	# of Shares	Amount	Paid-In-Capital	Earnings	ESOP Shares	Loss	Total	Loss
Balance, December 31, 2006	—	$—	$—	$12,077,801	$—	$(300,808)	$11,776,993
Common stock issued	3,306,250	33,063	13,801,718		(1,296,050)		12,538,731
Net loss				(188,430)			(188,430)	$(188,430)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $154,584						(300,075)	(300,075)	(300,075)

Comprehensive loss								$(488,505)

Allocation of unearned ESOP shares					23,959		23,959

Balance, June 30, 2007	3,306,250	$33,063	$13,801,718	$11,889,371	$(1,272,091)	$(600,883)	$23,851,178

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(188,430)	$(76,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	31,367	—
Depreciation, amortization and accretion	189,029	371,401
Investment securities losses, net	—	167,697
Earnings on Bank-owned life insurance	(60,897)	(85,688)
Increase in other payables	256,367	—
Deferred federal income taxes	139,528	29,283
Decrease (increase) in accrued interest receivable	(54,901)	80,744
Increase (decrease) in accrued interest payable	38,746	(22,045)
Other, net	167,871	(192,629)

Net cash provided by operating activities	518,680	272,586

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	17,161,006
Proceeds from principal repayments and maturities	3,746,225	4,787,934
Purchases	(2,991,431)	(4,280,695)
Increase in loans receivable, net	(7,838,475)	(7,262,287)
Loans purchased	(3,855,244)	—
Proceeds from sales of real estate owned	—	398,466
Purchase of Federal Home Loan Bank stock	(90,000)	(413,600)
Redemptions of Federal Home Loan Bank stock	30,700	942,600
Purchase of premises and equipment	(250,464)	(2,861)

Net cash provided by (used for) investing activities	(11,248,689)	11,330,563

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	6,112,907	(6,187,309)
Repayment of other borrowings	(1,153,333)	(6,116,195)
Repayment of stock offering subscription rights	(12,233,800)	—
Deferred conversion costs	(373,947)	—
Decrease in advance by borrowers for taxes and insurance, net	131,935	121,113

Net cash used for financing activities	(7,516,238)	(12,182,391)

Decrease in cash and cash equivalents	(18,246,247)	(579,242)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,866,257	3,766,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,620,010	$3,187,206

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,654,685	$1,968,387
Income taxes	—	—
Noncash transactions:
Transfers from subscriptions rights to stockholders equity	12,549,940	—
Transfers from customers savings to stockholders equity	993,818	—

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of Polonia Bank’s (the “Bank”) financial statements included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2006.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses.

Certain items previously reported have been reclassified to conform to the current period reporting format. Such reclassifications did not affect net income or retained earnings.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s financial condition.

2.	Earnings Per Share

The Company currently maintains a simple capital structure; thus, there are no dilutive effects on earnings per share. As such, earnings per share are calculated using the weighted-average number of shares outstanding for the periods.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Net Income (loss)	$(89,919)		$86,151	$(188,430)		$(76,177)
Weighted average number of shares issued	3,306,250		—	3,306,250		—
Less weighted average number of unearned ESOP shares	127,634		—	128,269		—

Weighted average shares outstanding (basic)	3,178,616		N/A	3,177,981		N/A
Earnings per shares:
Basic	$(0.03)	$	N/A	$(0.06)	$	N/A

The six months earnings per share calculation is based on the earnings of the Company from January 11, 2007, the date of the initial public offering, through June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss):	$(89,919)	$86,151	$(188,430)	$(76,177)
Other comprehensive loss—net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $222,237, $151,573, $154,584, and $362,902	(431,401)	(294,230)	(300,075)	(704,456)
Net securities losses reclassified into earnings, net of tax benefit of $57,017	—	—	—	110,680

Other comprehensive loss—net of tax	(431,401)	(294,230)	(300,075)	(593,776)

Comprehensive loss	$(521,320)	$(208,079)	$(488,505)	$(669,953)

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,359,633. The cash surrender value of these policies totaled $4,041,590 and $3,980,693 at June 30, 2007 and December 31, 2006. The Plan provides that death benefits totaling $6.0 million at June 30, 2007, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At June 30, 2007 and December 31, 2006, $1,311,497 and $1,230,850 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $445,909 and $418,489 for the respective periods, are recognized in the financial statements.

The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $65,383 and $40,812 for the three months ended June 30, 2007 and 2006, and $132,211 and $83,026 for the six months ended June 30, 2007 and 2006, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic pension cost for the supplemental retirement plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$47,671	$24,130	$96,787	$49,662
Interest cost	17,712	16,682	35,424	33,364

Net periodic pension cost	$65,383	$40,812	$132,211	$83,026

5.	Mutual Holding Company Reorganization And Minority Stock Issuance

Polonia Bancorp was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on January 11, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (1,487,813 shares) to eligible depositors of the Bank and the ESOP, and issued 55% of its outstanding shares of common stock (1,818,437 shares) to Polonia MHC, the parent mutual holding company of Polonia Bancorp. In addition, a contribution of $100,000 was made to capitalize Polonia MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled approximately $1.0 million. Net proceeds from the common stock offering amounted to approximately $13.8 million.

6.	Subsequent Events

On May 7, 2007 the Company was notified by the Office of Thrift Supervision that the designation of Polonia Bank as a “troubled institution” was rescinded and also that the Bank was no longer required to comply with a 570 Compliance Plan.

The Company filed a restated form 10-QSB on August 1, 2007 for the period ending March 31, 2007 related to leases purchased from a leasing agency in the 1990’s which subsequently went into default. The Bank recorded losses on those leases to the allowance for loan losses totaling in excess of $340,000 and referred the matter to the federal authorities. For the past several years, the Department of Justice had been conducting an investigation of this leasing agency and other related parities for fraudulent business activities. In February 2007, the Bank received a check issued by the Department of Justice for $256,367, which referenced the leasing agency and related party investigation and settlement. After consultation with its independent auditors, the Bank recorded the check as a recovery to the allowance for loan losses in February 2007 and appropriately adjusted the provision for loan losses with a credit provision of $225,000 to properly adjust the allowance for loan losses at that time. In July 2007, the Bank was notified by the Department of Justice that the check disbursed in February was advanced in error and the Bank should not have been included in the class of parities that are eligible to receive a recovery from the Justice Department’s settlement with the escrow agent to the leasing agency. The Department of Justice has requested the return of the check proceeds and, after consultation with counsel to the Bank, management has determined to comply with such request. The effects of this restatement increased total assets by $87,166, total liabilities by $256,367, and decreased total capital by $169,201 for the period ended March 31, 2007. The effects of this restatement also reduced earnings before income taxes by $256,367 and net earnings by $169,203 resulting in a net loss of $98,511 or ($0.03) per share.

Item 2.	Management’s Discussion and Analysis

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Polonia Bancorp. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s Form 10-KSB for the year ended December 31, 2006 under “Item 1: Description of Business – Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Polonia Bancorp was organized as a federally chartered corporation at the direction of the Bank in January 2007 to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Polonia Bancorp and organized Polonia MHC as a federally chartered mutual holding company that owns 55% of the common stock of Polonia Bancorp. As part of the reorganization, the Company sold 1,487,813 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank and the ESOP in a subscription offering raising approximately $13.8 million in net proceeds.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $195.3 million, a decrease of $8.1 million, or 4.0%, from total assets of $203.4 million at December 31, 2006. The decrease in assets resulted primarily from a $18.2 million decrease in cash and cash equivalents related to the refund of $12.2 million in non-eligible stock subscriptions and a $1.2 million decrease in investment securities available for sale, partially offset by a $11.7 million increase in loans. Total liabilities at June 30, 2007 were $171.4 million compared to $191.6 million at December 31, 2006, a decrease of $20.2 million, or 10.5%. The decline in liabilities was mainly due to a temporary increase in liabilities at December 31, 2006 from $24.8 million of stock subscription funds. With the closing of the Company’s stock offering on January 11, 2007, liabilities decreased primarily as a result of the refund of $12.2 million in non-eligible stock subscriptions and the transfer of $12.6 million in proceeds related to the Company’s stock offering to stockholder’s equity, and a $1.2 million decrease in other borrowings, partially offset by a $5.1 million increase in deposits. Total stockholders equity increased to $23.9 million at June 30, 2007 from $11.8 million at December 31, 2006, an increase of $12.1 million, or 102.5%, primarily due to the completion of the stock offering in January, 2007.

Loans, net, increased $11.7 million, or 10.5%, to $123.6 million at June 30, 2007, compared to $111.9 million at December 31, 2006. The size of our loan portfolio increased during the six months ended June 30, 2007 due primarily to an increase in the amount of originations throughout our lending territory. This increase was accomplished through the addition of two additional lending originators and the purchase of $3.9 million in one-to-four family residential real estate loans.

Total deposits increased to $162.8 million from $157.7 million during the six months ended June 30, 2007, an increase of $5.1 million, or 3.2%. The increase in deposits was attributable, in part, to the launching of a tiered signature money market account which has accounted for approximately $38.9 million in funds since its introduction in July 2006, of which approximately 80% were new funds on deposit.

We utilize borrowings from the Federal Home Loan Bank (the “FHLB”) of Pittsburgh to supplement our supply of funds for loans and investments. FHLB advances long-term decreased $1.1 million to $5.1 million at June 30, 2007, from $6.2 million at December 31, 2006, a decrease of 17.7%. The $1.1 million decrease in FHLB advances long-term reflected regularly scheduled repayments. The advances outstanding at June 30, 2007 mature in 2007 through 2012.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2007 and 2006

General. We recorded a net loss of $90,000 during the three months ended June 30, 2007, compared to net income of $86,000 during the three months ended June 30, 2006. The change in net income for the 2007 period was primarily related to higher noninterest expenses and lower non interest income, partially offset by higher net interest income.

We recorded a net loss of $188,000 during the six months ended June 30, 2007, compared to a net loss of $76,000 during the six months ended June 30, 2006. The higher net loss for 2007 is related to higher noninterest expense partially offset by higher net interest income, higher noninterest income and a higher tax benefit due to operating losses.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans	$1,753	$1,460	$3,405	$2,866
Investment securities	571	577	1,147	1,278
Other dividend income	241	21	522	39

Total interest and dividend income	2,565	2,058	5,074	4,183

Interest Expense:
Deposits	1,376	853	2,647	1,683
FHLB advances—short-term	—	15	—	50
FHLB advances—long-term	50	83	105	203
Advances by borrowers for taxes and insurance	5	4	11	10

Total interest expense	1,431	955	2,763	1,946

Net interest income	$1,134	$1,103	$2,311	$2,237

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$120,638	5.89%	$101,348	5.84%	$117,607	5.87%	$99,362	5.85%
Investment securities	44,352	5.22	45,055	5.20	44,849	5.16	51,576	5.00
Other interest-earning assets	19,131	5.11	3,822	2.23	20,707	5.08	3,197	2.46

Total interest-earning assets	184,121	5.65%	150,225	5.56%	183,163	5.59%	154,135	5.47%
Noninterest-earning assets:	13,316		13,054		13,330		13,726
Loan loss reserve	(728)		(651)		(721)		(649)

Total assets	$196,709		$162,628		$195,772		$167,212

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,217	0.54%	12,746	0.54%	11,523	0.56%	12,775	0.54%
Money market deposits	33,815	5.16	590	0.69	30,831	5.09	590	0.68
Savings accounts	39,879	0.82	45,810	0.80	40,133	0.81	46,338	0.79
Time deposits	74,951	4.60	75,222	4.02	74,709	4.52	75,694	3.91

Total interest-bearing deposits	159,862	3.49%	134,368	2.57%	157,196	3.40%	135,397	2.51%
FHLB advances—short-term	—	—	1,167	5.21	—	—	2,333	4.32
FHLB advances—long-term	5,376	3.77	9,246	3.64	5,663	3.70	10,903	3.75
Advances by borrowers for taxes and insurance	1,005	2.02	859	2.36	1,083	2.05	919	2.19

Total interest-bearing liabilities	166,243	3.49%	145,640	2.66%	163,942	3.40%	149,552	2.62%
Noninterest-bearing liabilities:	6,111		5,816		8,132		5,564

Total liabilities	172,354		151,456		172,074		155,116
Retained earnings	24,355		11,172		23,698		12,096

Total liabilities and retained earnings	$196,709		$162,628		$195,772		$167,212

Interest rate spread		2.16%		2.90%		2.19%		2.85%

Net yield on interest-bearing assets		2.50%		2.98%		2.54%		2.93%

Ratio of average interest-earning assets to average interest-bearing liabilities		110.75%		103.15%		111.72%		103.06%

Net interest income for the three months ended June 30, 2007 increased $31,000 to $1.1 million, or 2.8%, from $1.1 million during the same period last year, primarily reflecting higher volume and a higher weighted average rate earned on loans and other interest earning assets, partially offset by higher interest rates paid on deposits and a higher average balance of deposits. The increase in the higher weighted average rate paid on deposits was mainly due to our tiered signature money market account, which was partially offset by reduced borrowing expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $507,000 as the average balance of loans and other interest earning assets increased, partially offset by a decrease in the average balance of investment securities. Total interest expense increased $476,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $5.0 million decrease in the average balance of FHLB advances long-term.

Net interest income for the six months ended June 30, 2007 increased $74,000 to $2.3 million, or 3.3%, from $2.2 million during the same period last year, primarily reflecting higher interest income earned on assets and the higher average balance of loans and other interest earning assets, partially offset by a lower average balance on investment securities, higher interest expense paid on deposits and a higher average balance of deposits. The increase in the higher weighted average rate paid on deposits was mainly due to our tiered signature money market account, which was partially offset by reduced borrowings expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $891,000 as the average balance of loans and other interest earning assets increased, partially offset by a decrease in the average balance of investment securities. Total interest expense increased $817,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $7.5 million decrease in the average balance of FHLB advances long-term.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$727	$652	$695	$651
Provision for loan losses	—	—	31	—
Charge-offs	—	4	—	4
Recoveries	2	1	3	2

Net charge-offs	2	(3)	3	(2)

Allowance at end of period	$729	$649	$729	$649

We did not record a provision for loan losses for the three months ended June 30, 2007 and 2006. The lack of provision during these periods reflects management’s assessment of charge-off activity and continued low non-performing assets.

We recorded a provision for loan losses during the six months ended June 30, 2007 as compared to no provision as of June 30, 2006. The provision is the result of growth in our loan portfolio.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30, 2007	At June 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$353	$219
Real estate owned	—	29

Total nonperforming assets	$353	$248

Total nonperforming loans to total loans	0.28%	0.21%
Total nonperforming loans to total assets	0.18%	0.14%
Total nonperforming assets to total assets	0.18%	0.15%

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$36	$33	$67	$68
Earnings on Bank-owned life insurance	41	43	61	86
Investment securities losses, net	—	—	—	(168)
Rental income	74	81	143	161
Other	34	61	88	145

Total	$185	$218	$359	$292

The $33,000 decrease in non-interest income during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to the decrease in revenues from our title insurance subsidiary due to a slow-down in the home sales market and lower rental income from our office building due to higher vacancies.

The $67,000 increase in non-interest income during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to the losses on the sale of investment securities in 2006 as compared to the same period in 2007, partially offset by the lower reported income attributable to bank-owned life insurance, a decrease in revenues from our title insurance subsidiary due to a slow-down in the home sales market, lower rental income from our office building due to higher vacancies and lower gains on the sale of real estate owned.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$754	$665	$1,521	$1,396
Occupancy and equipment	240	211	486	433
Federal deposit insurance premiums	50	34	97	68
Data processing expense	66	53	127	120
Professional fees	120	45	226	108
Other	249	234	498	485

Total	$1,479	$1,242	$2,955	$2,610

Total non-interest expense increased $237,000, or 19.1%, to $1.5 million for the three months ended June 30, 2007 from the prior year period. Total non-interest expense increased $345,000, or 13.2%, to $3.0 million for the six months ended June 30, 2007 from the prior year period. The increases in non-interest expenses for the three and six months ended June 30, 2007 as compared to the prior year periods were primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance and additional pension expense, professional fees related to operating as a public company, including the costs associated with compliance with Sarbanes Oxley and higher occupancy and equipment costs related to the installation of new ATM’s and costs associated with the implementation of internet banking.

Income Taxes. We recorded a tax benefit of $70,000 for the three months ended June 30, 2007 compared to a tax benefit of $7,000 during the three months ended June 30, 2006. The increase in the tax benefit in 2007 resulted from the increase in our operating losses.

We recorded a tax benefit of $128,000 for the six months ended June 30, 2007 compared to a tax benefit of $4,000 during the six months ended June 30, 2006. The increase in the tax benefit in 2007 resulted from the increase in operating losses.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $13.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $44.4 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $130.4 million from the FHLB of Pittsburgh. On June 30, 2007, we had $5.1 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At June 30, 2007, we had $2.9 million in mortgage loan commitments outstanding. Time deposits due within one year of June 30, 2007 totaled $33.5 million, or 47.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2008. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

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

For the six months ended June 30, 2007 and the year ended December 31, 2006 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

POLONIA BANCORP

Date: August 14, 2007	By:	/s/Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)