Form 10QSB
period 2007-09-30
Polonia Bancorp
filed 2007-11-14
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 3,306,250 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

POLONIA BANCORP

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$816,787	$863,059
Interest-bearing deposits with other institutions	3,457,074	31,003,198

Cash and cash equivalents	4,273,861	31,866,257

Investment securities available for sale	48,595,412	45,680,651
Loans receivable (net of allowance for loan losses of $729,988 and $694,570)	133,040,818	111,922,796
Accrued interest receivable	1,027,786	795,585
Federal Home Loan Bank stock	1,234,900	934,600
Premises and equipment, net	5,282,325	5,294,758
Bank-owned life insurance	4,086,229	3,980,693
Other assets	2,239,223	2,898,851

TOTAL ASSETS	$199,780,554	$203,374,191

LIABILITIES
Deposits	$161,871,683	$157,722,003
FHLB advances—short-term	6,000,000	—
FHLB advances—long-term	4,507,860	6,245,223
Advances by borrowers for taxes and insurance	653,282	1,104,245
Accrued interest payable	75,594	20,447
Stock offering subscription rights	—	24,822,062
Other liabilities	3,100,711	1,683,218

TOTAL LIABILITIES	176,209,130	191,597,198

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	—
Additional paid-in-capital	13,809,577	—
Retained earnings	11,780,387	12,077,801
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (125,920 shares)	(1,259,201)	—
Unearned restricted shares (64,800 shares)	(598,968)	—
Accumulated other comprehensive loss	(193,434)	(300,808)

TOTAL STOCKHOLDERS’ EQUITY	23,571,424	11,776,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,780,554	$203,374,191

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,866,319		$1,556,975	$5,271,047		$4,423,263
Investment securities	610,290		514,080	1,757,341		1,792,439
Other interest and dividend income	111,346		20,794	633,579		59,613

Total interest and dividend income	2,587,955		2,091,849	7,661,967		6,275,315

INTEREST EXPENSE
Deposits	1,367,778		923,061	4,015,476		2,606,551
FHLB advances—short-term	6,744		55,499	6,744		105,357
FHLB advances—long-term	44,981		64,462	149,701		267,846
Advances by borrowers for taxes and insurance	5,171		4,639	15,871		14,258

Total interest expense	1,424,674		1,047,661	4,187,792		2,994,012

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,163,281		1,044,188	3,474,175		3,281,303
Provision for loan losses	—		—	31,367		—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,163,281		1,044,188	3,442,808		3,281,303

NONINTEREST INCOME
Service fees on deposit accounts	28,929		36,606	95,737		104,973
Earnings on Bank-owned life insurance	44,639		42,834	105,536		128,502
Investment securities losses, net	—		—	—		(167,697)
Rental income	68,870		80,744	212,012		241,975
Other	36,664		27,089	124,620		171,947

Total noninterest income	179,102		187,273	537,905		479,700

NONINTEREST EXPENSE
Compensation and employee benefits	761,379		749,835	2,282,526		2,146,137
Occupancy and equipment	285,738		216,313	771,441		649,590
Federal deposit insurance premiums	42,229		34,480	139,471		102,174
Data processing expense	67,119		52,860	194,567		172,337
Professional fees	123,821		16,686	349,946		124,736
Other	250,221		259,196	747,757		749,007

Total noninterest expense	1,530,507		1,329,370	4,485,708		3,943,981

Loss before income tax benefit	(188,124)		(97,909)	(504,995)		(182,978)
Income tax benefit	(79,140)		(119,078)	(207,581)		(123,438)

NET INCOME (LOSS)	$(108,984)		$21,169	$(297,414)		$(59,540)

EARNINGS PER SHARE *	$(0.03)	$	N/A	$(0.09)	$	N/A

*	Earnings per share for the nine months ended September 30, 2007 are based on the period after Polonia’s reorganization, January 11, 2007.

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-Capital	Retained Earnings	Unallocated ESOP Shares	Unearned RSP Shares	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	# of Shares	Amount
Balance, December 31, 2006	—	$—	$—	$12,077,801	$—	$—	$(300,808)	$11,776,993
Common stock issued	3,306,250	33,063	13,801,718		(1,296,050)	(609,120)		11,929,611
Net loss				(297,414)				(297,414)	$(297,414)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net of tax benefit of $55,314							107,374	107,374	107,374

Comprehensive loss									$(190,040)

Stock options compensation expense			7,859					7,859
Allocation of unearned ESOP shares					36,849			36,849
Allocation of unearned RSP shares						10,152		10,152

Balance, September 30, 2007	3,306,250	$33,063	$13,809,577	$11,780,387	$(1,259,201)	$(598,968)	$(193,434)	$23,571,424

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(297,414)	$(59,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	31,367	—
Depreciation, amortization and accretion	298,605	459,014
Investment securities losses, net	—	167,697
Earnings on Bank-owned life insurance	(105,536)	(128,502)
Deferred federal income taxes	123,661	116,142
Decrease (increase) in accrued interest receivable	(232,201)	24,275
Increase (decrease) in accrued interest payable	55,147	(356)
Stock compensation expense	7,859	—
Other, net	166,612	97,003

Net cash provided by operating activities	48,100	675,733

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	17,161,006
Proceeds from principal repayments and maturities	5,561,984	6,657,217
Purchases	(7,846,312)	(5,756,069)
Increase in loans receivable, net	(17,272,037)	(10,478,249)
Loans purchased	(3,855,244)	—
Proceeds from sales of real estate owned	—	457,004
Disbursements to improve real estate owned	—	(29,279)
Purchase of Federal Home Loan Bank stock	(346,600)	(533,600)
Redemptions of Federal Home Loan Bank stock	46,300	1,080,100
Purchase of premises and equipment	(276,012)	(9,116)

Net cash provided by (used for) investing activities	(23,987,921)	8,549,014

FINANCING ACTIVITIES
Increase in deposits, net	5,143,498	4,302,647
Net increase (decrease) in FHLB advances—short-term	6,000,000	(3,500,000)
Repayment of FHLB advances—long-term	(1,737,363)	(6,594,548)
Repayment of stock offering subscription rights	(12,233,800)	—
Deferred conversion costs	(373,947)	(451,725)
Decrease in advances by borrowers for taxes and insurance, net	(450,963)	(364,008)

Net cash used for financing activities	(3,652,575)	(6,607,634)

Increase (decrease) in cash and cash equivalents	(27,592,396)	2,617,113

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,866,257	3,766,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,273,861	$6,383,560

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$4,132,645	$2,994,368
Income taxes	—	—
Noncash transactions:
Transfers from subscriptions rights to stockholders’ equity	12,549,940	—
Transfers from customers savings to stockholders’ equity	993,818	—
Record payable for investment purchased not yet settled	500,000	—

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto of Polonia Bank’s (the “Bank”) financial statements included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2006.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates. The most significant estimate pertains to the allowance for loan losses.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for the fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Net Income (loss)	$(108,984)		$21,169	$(297,414)		$(59,540)

Weighted average number of shares issued	3,306,250		—	3,306,250		—
Less weighted average number of unearned ESOP shares	(124,501)		—	(126,390)		—

Weighted average shares outstanding basic	3,181,749		N/A	3,179,860		N/A
Weighted average shares outstanding diluted	3,181,749		N/A	3,179,860		N/A
Earnings per shares:
Basic	$(0.03)	$	N/A	$(0.09)	$	N/A
Diluted	(0.03)		N/A	(0.09)		N/A

The nine months earnings per share calculation for 2007 is based on the earnings of the Company from January 11, 2007, the date of the initial public offering, through September 30, 2007.

Options to purchase 162,003 shares of Common Stock at a price of $9.40 and 64,800 shares of Common Stock at a price of $9.40 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss):	$(108,984)	$21,169	$(297,414)	$(59,540)
Other comprehensive income (loss), net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $209,898, $274,433, $55,314, and $25,565	407,449	532,722	107,374	49,626
Net securities losses reclassified into earnings, net of tax benefit of $57,017	—	—	—	(110,680)

Other comprehensive income (loss), net of tax	407,449	532,722	107,374	(61,054)

Comprehensive income (loss)	$298,465	$553,891	$(190,040)	$(120,594)

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,395,164. The cash surrender value of these policies totaled $4,086,229 and $3,980,693 at September 30, 2007 and December 31, 2006, respectively. The Plan provides that death benefits totaling $6.0 million at September 30, 2007, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At September 30, 2007 and December 31, 2006, $1,351,821 and $1,230,850 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $459,619 and $418,489 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $67,646 and $91,428 for the three months ended September 30, 2007 and 2006, respectively and $199,855 and $174,450 for the nine months ended September 30, 2007 and 2006, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic pension cost for the supplemental retirement plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$49,934	$74,746	$146,721	$124,405
Interest cost	17,712	16,682	53,134	50,045

Net periodic pension cost	$67,646	$91,428	$199,855	$174,450

5.	Mutual Holding Company Reorganization And Minority Stock Issuance

Polonia Bancorp was organized as a federal corporation at the direction of the Bank in connection with a mutual holding company reorganization of the Bank (the “Reorganization”). The Reorganization was completed on January 11, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (1,487,813 shares) to eligible depositors of the Bank and the ESOP, and issued 55% of its outstanding shares of common stock (1,818,437 shares) to Polonia MHC, the parent mutual holding company of Polonia Bancorp. In addition, the Bank contributed $100,000 to capitalize Polonia MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled approximately $1.0 million. Net proceeds from the common stock offering amounted to approximately $13.8 million.

6.	Regulatory Matters

On May 7, 2007 the Company was notified by the Office of Thrift Supervision that the designation of Polonia Bank as a “troubled institution” was rescinded and also that the Bank was no longer required to comply with a 570 Compliance Plan.

On October 2, 2007, the Company authorized the funding of a trust that will purchase 64,800 shares, or 1.96%, of the Company’s outstanding common stock. The acquired shares will be used to fund restricted stock awards under the equity incentive plan.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $199.8 million, a decrease of $3.6 million, or 1.8%, from total assets of $203.4 million at December 31, 2006. The decrease in assets resulted primarily from a $27.6 million decrease in cash and cash equivalents related to the refund of $12.2 million in non-eligible stock subscriptions and $15.4 million to fund new loans, partially offset by a $21.1 million increase in loans and a $2.9 million increase in investment securities available for sale. Total liabilities at September 30, 2007 were $176.2 million compared to $191.6 million at December 31, 2006, a decrease of $15.4 million, or 8.0%. The decline in liabilities was mainly due to a temporary increase in liabilities at December 31, 2006 from $24.8 million of stock subscription funds. With the closing of the Company’s stock offering on January 11, 2007, liabilities decreased primarily as a result of the refund of $12.2 million in non-eligible stock subscriptions and the transfer of $12.6 million in proceeds related to the Company’s stock offering to stockholders’ equity, and a $1.7 million decrease in Federal Home Loan Bank (“FHLB”) of Pittsburgh advances long-term, partially offset by a $4.2 million increase in deposits and a $6.0 million increase in FHLB advances short-term. Total stockholders’ equity increased to $23.6 million at September 30, 2007 from $11.8 million at December 31, 2006, an increase of $11.8 million, or 100.0%, primarily due to the completion of the stock offering in January, 2007.

Loans, net, increased $21.1 million, or 18.9%, to $133.0 million at September 30, 2007, compared to $111.9 million at December 31, 2006. The size of our loan portfolio increased during the nine months ended September 30, 2007 due primarily to the hiring of two one-to-four family loan originators who have been active in the funding of originations throughout our lending territory.

Total deposits increased to $161.9 million from $157.7 million during the nine months ended September 30, 2007, an increase of $4.2 million, or 2.7%. The increase in deposits was attributable, in part, to the launching of a tiered signature money market account which has accounted for approximately $31.2 million in funds since its introduction in July 2006.

We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. FHLB advances long-term decreased $1.7 million to $4.5 million at September 30, 2007, from $6.2 million at December 31, 2006, a decrease of 27.4%. The $1.7 million decrease in FHLB advances long-term reflect regularly scheduled repayments. The advances outstanding at September 30, 2007 mature in 2007 through 2012. In order to fund our $21.1 million increase in loans we utilized $6.0 million of short-term borrowings from the FHLB.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2007 and 2006

General. We recorded a net loss of $109,000 during the three months ended September 30, 2007, compared to net income of $21,000 during the three months ended September 30, 2006. The change in net income for the 2007 period was primarily related to higher noninterest expenses and lower noninterest income, partially offset by higher net interest income.

We recorded a net loss of $297,000 during the nine months ended September 30, 2007, compared to a net loss of $60,000 during the nine months ended September 30, 2006. The higher net loss for 2007 is related to higher noninterest expense partially offset by higher net interest income, higher noninterest income and a higher tax benefit due to operating losses.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,866	$1,557	$5,271	$4,423
Investment securities	610	514	1,757	1,792
Other interest and dividend income	112	21	634	60

Total interest and dividend income	2,588	2,092	7,662	6,275

Interest Expense:
Deposits	1,368	923	4,015	2,607
FHLB advances—short-term	7	55	7	105
FHLB advances—long-term	45	64	150	268
Advances by borrowers for taxes and insurance	5	6	16	14

Total interest expense	1,425	1,048	4,188	2,994

Net interest income	$1,163	$1,044	$3,474	$3,281

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$127,748	5.84%	$106,653	5.92%	$121,024	5.81%	$101,819	5.79%
Investment securities	46,701	5.22	39,428	5.29	45,473	5.15	47,482	5.03
Other interest-earning assets	8,687	5.12	3,985	2.14	16,656	5.09	3,463	2.34

Total interest-earning assets	183,136	5.61%	150,066	5.65%	183,153	5.59%	152,764	5.55%
Noninterest-earning assets:	13,183		13,438		13,281		13,356
Allowance for Loan Losses	(729)		(637)		(724)		(635)

Total assets	$195,590		$162,867		$195,710		$165,485

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,304	0.63%	12,087	0.54%	11,449	0.57%	12,918	0.52%
Money market deposits	37,138	4.79	5,695	4.98	32,956	4.98	1,923	5.14
Savings accounts	38,700	0.82	48,877	0.74	39,650	0.81	48,441	0.79
Time deposits	71,665	4.55	67,210	4.49	73,683	4.53	71,587	4.10

Total interest-bearing deposits	158,807	3.42%	133,869	2.78%	157,738	3.40%	134,869	2.58%
FHLB advances—short-term	478	4.98	3,916	5.70	161	4.98	2,722	5.16
FHLB advances—long-term	4,796	3.72	7,092	3.66	5,371	3.73	9,763	3.67
Advances by borrowers for taxes and insurance	1,007	2.36	852	2.86	1,057	2.15	910	2.06

Total interest-bearing liabilities	165,088	3.42%	145,729	2.91%	164,327	3.41%	148,264	2.70%
Noninterest-bearing liabilities:	6,588		5,598		7,612		5,572

Total liabilities	171,676		151,327		171,939		153,836
Retained earnings	23,914		11,540		23,771		11,649

Total liabilities and retained earnings	$195,590		$162,867		$195,710		$165,485

Interest rate spread		2.18%		2.75%		2.19%		2.85%

Net yield on interest-bearing assets		2.52%		2.83%		2.54%		2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities		110.93%		102.98%		111.46%		103.04%

Net interest income for the three months ended September 30, 2007 increased $119,000 to $1.2 million, or 11.4%, from $1.0 million during the same period last year, primarily reflecting higher volume in loans and a higher weighted average rate earned on other interest-earning assets, partially offset by higher interest rates paid on deposits and a higher average balance of deposits. The increase in the higher weighted average rate paid on deposits was mainly due to our tiered signature money market account, which was partially offset by reduced borrowing expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $496,000 as the average balance of loans and other interest-earning assets increased. Total interest expense increased $377,000 as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $5.7 million decrease in the average balance of FHLB advances.

Net interest income for the nine months ended September 30, 2007 increased $193,000 to $3.5 million, or 5.8%, from $3.3 million during the same period last year, primarily reflecting higher interest income earned on assets and the higher average balance of loans and other interest-earning assets, partially offset by a lower average balance on investment securities, higher interest expense paid on deposits and a higher average balance of deposits. The increase in the higher weighted average rate paid on deposits was mainly due to our tiered signature money market account, which was partially offset by reduced borrowings expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $1.4 million as the average balance of loans and other interest earning assets increased, partially offset by a decrease in the average balance of investment securities. Total interest expense increased $1.2 million as a result of increased average balances of interest-bearing deposits and an increased cost of funds, partially offset by a $7.0 million decrease in the average balance of FHLB advances.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$729	$649	$695	$651
Provision for loan losses	—	—	31	—
Charge-offs	—	16	—	20
Recoveries	1	2	4	4

Net charge-offs	1	(14)	4	(16)

Allowance at end of period	$730	$635	$730	$635

We did not record a provision for loan losses for the three months ended September 30, 2007 and 2006. The lack of provision during these periods reflects management’s assessment of charge-off activity and a continued low amount of non-performing assets.

We recorded a provision of $31,000 for loan losses during the nine months ended September 30, 2007 as compared to no provision as of September 30, 2006. The provision is the result of growth in our loan portfolio.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2007	At September 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$212	$213
Real estate owned	—	—

Total nonperforming assets	$212	$213

Total nonperforming loans to total loans	0.16%	0.20%
Total nonperforming loans to total assets	0.11%	0.13%
Total nonperforming assets to total assets	0.11%	0.13%

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$29	$36	$96	$105
Earnings on Bank-owned life insurance	44	43	105	128
Investment securities losses, net	—	—	—	(167)
Rental income	69	81	212	242
Other	37	27	125	172

Total	$179	$187	$538	$480

The $8,000 decrease in non-interest income during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to the decrease in service fees on deposit accounts and lower rental income from our office building due to vacancies, offset by an increase in revenues from our title insurance subsidiary.

The $58,000 increase in non-interest income during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to the losses on the sale of investment securities in 2006 as compared to the same period in 2007, partially offset by the lower reported income attributable to bank-owned life insurance, a decrease in revenues from our title insurance subsidiary due to a slow-down in the home sales market, lower rental income from our office building due to higher vacancies and lower gains on the sale of real estate owned.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$761	$750	$2,283	$2,146
Occupancy and equipment	286	217	771	650
Federal deposit insurance premiums	42	34	139	102
Data processing expense	67	52	195	172
Professional fees	124	17	350	125
Other	251	259	748	749

Total	$1,531	$1,329	$4,486	$3,944

Total non-interest expense increased $201,000, or 15.1%, to $1.5 million for the three months ended September 30, 2007 from the prior year period. Total non-interest expense increased $542,000, or 13.7%, to $4.5 million for the nine months ended September 30, 2007 from the prior year period. The increases in non-interest expenses for the three and nine months ended June 30, 2007 as compared to the prior year periods were primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance and additional pension expense, professional fees related to operating as a public company, including the costs associated with compliance with The Sarbanes Oxley Act of 2002 and higher occupancy and equipment costs related to the installation of new ATMs, additional service contract expenses, costs associated with the implementation of our retail internet banking product and costs associated with our Polonia Bank Online division.

Income Taxes. We recorded a tax benefit of $79,000 for the three months ended September 30, 2007 compared to a tax benefit of $119,000 during the three months ended September 30, 2006. The decrease in the tax benefit in 2007 resulted from credits received from amended income tax returns filed in 2006.

We recorded a tax benefit of $208,000 for the nine months ended September 30, 2007 compared to a tax benefit of $123,000 during the nine months ended September 30, 2006. The increase in the tax benefit in 2007 resulted from the increase in operating losses.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $4.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $48.6 million at September 30, 2007. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $137.8 million from the FHLB of Pittsburgh. On September 30, 2007, we had $10.5 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At September 30, 2007, we had $2.5 million in mortgage loan commitments outstanding. Time deposits due within one year of September 30, 2007 totaled $35.0 million, or 48.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

On October 2, 2007, the Company authorized the funding of a trust that will purchase 64,800 shares, or 1.96%, of the Company’s outstanding common stock. The acquired shares will be used to fund restricted stock awards under the equity incentive plan.

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

For the nine months ended September 30, 2007 and the year ended December 31, 2006 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended September 30, 2007 and at September 30, 2007, the Company had not publicly announced repurchase plans or programs.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission Of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on July 17, 2007. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes For	Votes Witheld
Dr. Eugene Andruczyk	3,177,802	96,263
Frank J. Byrne	3,177,777	96,288

2.	The approval of the Polonia Bancorp 2007 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
2,678,561	176,201	9,506	—

3.	The appointment of S.R. Snodgrass, A.C. as the independent registered public accounts for the Company for the fiscal year ended December 31, 2007 was ratified by stockholders by the following vote:

For	Against	Abstain	Broker Non-Votes
3,236,046	35,529	2,490	—

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Polonia Bancorp (1)

3.2	Bylaws of Polonia Bancorp (1)

4.0	Stock Certificate of Polonia Bancorp (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-135643.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: November 14, 2007	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2007	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)