Form 10KSB
period 2007-12-31
Polonia Bancorp
filed 2008-03-28
CIK 1368252

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-52267

POLONIA BANCORP
(Name of small business issuer in its charter)

United States	41-2224099
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3993 Huntingdon Pike, 3rd Floor,
Huntingdon Valley, Pennsylvania	19006
(Address of principal executive offices)	(Zip Code)

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

The issuer recorded revenues of $11,057,812 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 17, 2008 was $12.4 million, based upon the closing price of $10.00 as quoted on the OTC Electronic Bulletin Board for March 17, 2008. Solely for purposes of this calculation, the shares held by Polonia MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of March 17, 2008, the issuer had 3,306,250 shares of common stock outstanding.

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wachovia Corporation, Commerce Bancorp, Inc. and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, home equity loans and consumer loans. We originate loans primarily for investment purposes. Currently, we only offer fixed-rate mortgage products.  In 2007 we began to offer home equity lines of credit and will begin to offer adjustable rate mortgage products in the near future.

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

Home Equity Loans and Lines of Credit. We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%. During 2007, we began to offer home equity lines of credit with a maximum loan to value ratio of 80%. We intend to begin offering loans with adjustable interest rates tied to a market index in our market area during 2008.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2007, our general regulatory limit on loans to one borrower was $3.1 million. At that date, our largest lending relationship was $2.0 million and was secured by one multi-family property and one one-to-four family property. These loans were performing in accordance with their original terms at December 31, 2007.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank (“FHLB”) of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2007.

At December 31, 2007, our investment portfolio totaled $45.9 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities.

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

Personnel

As of December 31, 2007, we had 38 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Risk Factors

We had operating losses during our last three full fiscal years. Continued losses will have an adverse impact on our stock price.

We had net operating losses of $326,000, $219,000 and $651,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The primary reasons for the operating losses in 2007 were the result of additional expenses related to operating as a public company. The primary reasons for the operating losses in 2006 and 2005 were non-recurring transactions related to the restructuring of our investment portfolio which commenced in 2005 and due to the recognition of an other-than-temporary impairment related to the market value of mutual fund securities. Additionally, our net income was adversely affected by a $251,000 prepayment penalty incurred in connection with the prepayment of an $11.0 million, 5.59% Federal Home Loan Bank advance in 2005. We incurred non-recurring restructuring charges of $0, $167,000 and $640,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, our return on average assets was negative 0.17%.

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

Fluctuations in interest rates may hurt our earnings and asset value.

Short-term market interest rates (which we use as a guide to price our deposits) have recently risen from historically low levels and have repriced upwards faster than longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin and, if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we will continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. During the year ended December 31, 2007, our net interest spread and net interest margin were 2.19% and 2.53%, respectively, compared to 2.67% and 2.78% during the same period in 2006.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Based on information we provide to the OTS, assuming 100, 200 and 300 basis point increases in interest rates, our net portfolio value would experience declines of 16.0%, 35.0% and 53.0%, respectively, at December 31, 2007. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Management—Interest Rate Risk Management.”

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $5.9 million and $5.4 million for the years ended December 31, 2007 and 2006, respectively. Our ratio of non-interest expense to average total assets was 2.99% and 3.17% for the years ended December 31, 2007 and 2006, respectively. Our efficiency ratio totaled 108.45% for 2007 compared to 107.26% for 2006. The increase in expenses during 2007 was primarily due to higher professional fees associated with operating as a public company. The failure to reduce our expenses could hurt our profits.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2007, 22.9% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2007, we held less than 1.0 % of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas. For more information about our market areas and the competition we face, see “Our Business—Market Areas” and “Our Business—Competition.”

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

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2007, our annualized return on equity was negative 1.37%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

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

Regulation and Supervision
General

As a federal mutual holding company, Polonia MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. Polonia Bancorp as a federally chartered corporation, is also subject to reporting to and regulation by the OTS. Polonia Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. Polonia Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. Polonia Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Polonia MHC, Polonia Bancorp and Polonia Bank and their operations. Certain regulatory requirements applicable to Polonia MHC, Polonia Bancorp and Polonia Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Polonia MHC, Polonia Bancorp and Polonia Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. Polonia MHC and Polonia Bancorp are savings and loan holding companies within the meaning of federal law. As such, Polonia MHC and Polonia Bancorp are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Polonia MHC and Polonia Bancorp and their non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Polonia Bank.

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

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the OTS from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. Polonia Bank must notify the OTS 30 days before declaring any dividend and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization, where Polonia Bancorp is the stock holding company subsidiary of Polonia MHC. Under the rules, Polonia Bancorp holds all the shares of Polonia Bank and issues the majority of its own shares to Polonia MHC. In addition, Polonia Bancorp is permitted to engage in activities that are permitted for Polonia MHC subject to the same terms and conditions. Finally, OTS regulations specify that Polonia Bancorp must be federally chartered for supervisory reasons.

Waivers of Dividends. OTS regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock holding company subsidiary. The OTS reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Polonia MHC will waive dividends that Polonia Bancorp may pay, if any.

Conversion to Stock Form. OTS regulations permit Polonia MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Polonia Bancorp, Polonia MHC’s corporate existence would end and certain depositors in Polonia Bank would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock held by stockholders other than Polonia MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than Polonia MHC own the same percentage of common stock in the new holding company as they owned in Polonia Bancorp immediately before conversion. The total number of shares held by stockholders other than Polonia MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings bank may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2007, Polonia Bank met each of its capital requirements.

The following table presents Polonia Bank’s capital position at December 31, 2007.

	Capital
	Actual	Required	Excess
	(Dollars in thousands)

Tangible	$20,139	$4,016	$16,123
Tier 1/Leverage	20,139	8,031	12,108
Tier 1/Risk-based	20,139	3,856	16,283
Total/Risk-based	20,870	7,711	13,159

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s one-time credit approximated $143,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, Polonia Bank maintained 90.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company. In the event Polonia Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Polonia Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings association fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including Polonia MHC, Polonia Bancorp and their other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution like Polonia Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, Polonia Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Polonia Bank may make to insiders based, in part, on Polonia Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional restrictions based on the type of loan involved.

Enforcement.  The OTS has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments.  Savings associations are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2007 totaled $76,000.

Federal Home Loan Bank System

Polonia Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. Polonia Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2007 of $1.3 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Polonia Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2007 year, Polonia Bancorp’s maximum federal income tax rate was 34%.

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

State Taxation

Pennsylvania Taxation. Polonia Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2008 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. Polonia Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Polonia Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Polonia Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Original Year Leased or Acquired	Leased, Licensed or Owned	Net Book Value of Property or Leasehold Improvements at December 31, 2007 (In thousands)

Main/Executive Office:
3993 Huntingdon Pike Huntingdon Valley, Pennsylvania 19006	1996	Owned	$2,476

Branch Offices:
2646 East Allegheny Avenue Philadelphia, Pennsylvania 19134	1970	Owned	$1,397

2133 Spring Garden Street Philadelphia, Pennsylvania 19130	1979	Owned	$316

2628 Orthodox Street Philadelphia, Pennsylvania 19137	1999	Owned	$126

8000 Frankford Avenue Philadelphia, Pennsylvania 19136	1992	Owned	$428

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low
2007:

First Quarter	$10.25	$9.75
Second Quarter	10.05	9.55
Third Quarter	10.20	8.85
Fourth Quarter	9.98	8.05

As of March 17, 2008 there were approximately 207 holders of record of the Company’s common stock.

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

Polonia Bancorp is not subject to OTS regulatory restrictions on the payment of dividends. However, Polonia Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Polonia Bank because Polonia Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Polonia Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. Based on the results of fiscal 2005, 2006 and 2007, Polonia Bank would not be permitted to dividend funds to Polonia Bancorp without OTS approval.

As of December 31, 2007, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Because Polonia Bancorp was not yet formed at December 31, 2006, this discussion and analysis reflects the financial statements and other statistical data of the Bank as well as the Company.

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

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance and other employee benefits. We have incurred additional annual employee compensation expenses in fiscal 2007 stemming from the adoption of an equity incentive plan.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 4 of the notes to the consolidated financial statements included in this annual report on Form 10-KSB.

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

Selected Financial Data

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2007	2006	2005
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$200,597	$203,374	$173,580
Securities available-for-sale	45,885	45,681	58,308
Loans receivable, net	137,280	111,923	96,905
Cash and cash equivalents	3,826	31,866	3,766
Deposits	163,217	157,722	142,007
FHLB advances short-term	6,000	-	3,500
FHLB advances long-term	4,098	6,245	13,409
Stockholders’ equity	23,994	11,777	12,028
Book value per common share	7.26	N/A	N/A

Operating Data:
Interest income	$10,297	$8,590	$8,229
Interest expense	5,639	4,240	3,480
Net interest income	4,658	4,350	4,749
Provision for loan losses	31	58	-
Net interest income after provision for loan losses	4,627	4,292	4,749
Non-interest income (loss)	760	650	(53)
Non-interest expense	5,878	5,363	5,487
Loss before income taxes	(491)	(421)	(791)
Provision for income taxes	(165)	(202)	(140)
Net loss	$(326)	$(219)	$(651)
Basic and diluted earnings per share	(0.10)	N/A	N/A

Performance Ratios:
Return on average assets	(0.17)%	(0.13)%	(0.38)%
Return on average equity	(1.37)	(1.87)	(4.98)
Interest rate spread(1)	2.19	2.67	2.93
Net interest margin(2)	2.53	2.78	2.99
Noninterest expense to average assets	2.99	3.17	3.17
Efficiency ratio(3)	108.45	107.26	116.84
Average interest-earning assets to average interest-bearing liabilities	111.23	104.04	102.84
Average equity to average assets	12.10	6.91	7.56

Capital Ratios (4):
Tangible capital	10.03	5.91	7.04
Core capital	10.03	5.91	7.04
Total risk-based capital	21.65	14.49	16.38

	2007	2006	2005
	(Dollars in thousands)
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.53%	0.62%	0.67%
Allowance for loan losses as a percent of nonperforming loans	338.43	253.65	229.23
Net charge-offs (recoveries) to average outstanding loans during the period	(0.01)	0.01	0.04
Non-performing loans as a percent of total loans	0.16	0.24	0.29

Other Data:
Number of:
Real estate loans outstanding	1,020	939	928
Deposit accounts	9,863	10,942	11,429
Full-service offices	5	5	5
_________________________________
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios are for Polonia Bank.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We primarily originate one- to four-family residential loans. To a much lesser extent, we originate multi-family and nonresidential real estate loans and home equity and consumer loans. At December 31, 2007, our ratio of loans to total assets was 68.4%.

The largest segment of our loan portfolio is one-to four-family residential loans. At December 31, 2007, these loans totaled $120.8 million and represented 87.4% of total loans, compared to $100.2 million, or 88.8% of total loans, at December 31, 2006. The size of our one- to four-family residential loan portfolio increased during the year ended December 31, 2007 due primarily to an increase in the amount of originations throughout our lending territory.

Home equity loans totaled $4.3 million and represented 3.1% of total loans at December 31, 2007, compared to $4.2 million, or 3.8% of total loans at December 31, 2006. Home equity loans increased $100,000 or 2.4% during the year ended December 31, 2007. Home equity lines of credit totaled $980,000 and represented 0.7% of total loans at December 31, 2007.

Multi-family and commercial real estate loans totaled $9.8 million and represented 7.1% of total loans at December 31, 2007, compared to $5.2 million, or 4.6% of total loans, at December 31, 2006. Multi-family and commercial real estate loans increased $4.6 million, or 88.5%, during the year ended December 31, 2007. The increase in loans in 2007 was due to new loan participations.

Consumer loans totaled $2.3 million and represented 1.6% of total loans at December 31, 2007 compared to $2.2 million, or 1.9% of total loans at December 31, 2006. Consumer loans increased $100,000 or, 4.5%, during the year ended December 31, 2007.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$120,774	87.42%	$100,152	88.84%	$88,873	90.96%	$87,653	89.99%	$88,037	88.64%
Multi-family and commercial real estate	9,803	7.09	5,212	4.62	3,563	3.65	3,611	3.71	4,328	4.36
Home equity loans and lines of credit	5,323	3.85	5,209	4.62	2,558	2.61	2,705	2.78	3,338	3.36
Total real estate loans	$135,900	98.36	$110,573	98.08	$94,994	97.22	$93,969	96.48	$95,703	96.36

Consumer:
Education	$2,170	1.57	$2,137	1.90	$2,679	2.74	$3,117	3.19	$3,173	3.19
Loans on savings accounts	85	0.06	27	0.02	38	0.04	154	0.16	184	0.18
Other	5	0.01	1	-	2	-	162	0.17	265	0.27
Total consumer loans	2,260	1.64	2,165	1.90	2,719	2.78	3,433	3.52	3,622	3.64
Total loans	138,160	100.00%	112,738	100.00%	97,713	100.00%	97,402	100.00%	99,325	100.00%

Discount on loans purchased	149		120		157		254		258
Allowance for loan losses	731		695		651		692		736
Loans, net	$137,280		$111,923		$96,905		$96,456		$98,331

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$18	$3	$3	$710	$734
More than one to five years	989	2,391	358	856	4,594
More than five years	119,767	7,409	4,962	694	132,832
Total	$120,774	$9,803	$5,323	$2,260	$138,160

The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008. All loans have fixed interest rates.

Total
(Dollars in thousands)
Real estate loans:
One- to four-family	$120,756
Multi-family and commercial real estate	9,800
Home equity loans and lines of credit	5,320
Consumer loans	1,550
Total	$137,426

The following table shows loan origination, participation and purchase activity during the periods indicated.

	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands)

Total loans at beginning of period	$112,738	$97,713	$97,402
Loans originated:
Real estate loans:
One- to four-family	30,470	21,947	13,346
Multi-family and commercial real estate	3,441	1,606	338
Home equity loans and lines of credit	1,036	3,537	878
Consumer	548	477	691
Total loans originated	35,495	27,567	15,253
Loans purchased	3,855	3,581	1,778
Deduct:
Real estate loan principal repayments	(13,928)	(16,123)	(16,720)
Net loan activity	25,422	15,025	311
Total loans at end of period	$138,160	$112,738	$97,713

Securities. Our securities portfolio consists primarily of U.S. Government-sponsored entity securities and mortgage-backed securities. The weighted average rate of our securities portfolio was 5.30% as of December 31, 2007 as compared to 5.21% as of December 31, 2006 and the weighted average maturity was 5 years and 14 years as of December 31, 2007 and 2006, respectively. In April 2006, we sold our entire portfolio of $17.1 million of mutual funds which had been written down in 2004, 2005 and for the quarter ended March 31, 2006 for other-than temporary-impairment of their market value. The proceeds from this sale were utilized to further reduce FHLB borrowings. The amounts of the securities write-downs in 2006 totaled $167,000. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$24,744	$24,970	$25,301	$25,044	$22,566	$22,303
Freddie Mac	8,594	8,601	10,715	10,571	11,941	11,794
Government National Mortgage Association	2,006	2,057	2,404	2,420	3,059	3,118
Other	157	157	257	253	18	18
Total mortgage-backed securities	35,501	35,785	38,677	38,288	37,584	37,233

U.S. government agency securities	4,108	4,131	1,400	1,356	1,400	1,353
Corporate securities	5,630	5,632	5,630	5,587	1,973	1,959
Total debt securities	45,239	45,548	45,707	45,231	40,957	40,545
Equity securities	430	337	430	451	17,759	17,763
Total	$45,669	$45,885	$46,137	$45,682	$58,716	$58,308

At December 31, 2007, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2007.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2007. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$-	-%	$-	-%	$12,985	5.04%	$11,759	5.15%	$24,744	5.12%
Freddie Mac	-	-	-	-	4,809	4.84	3,785	5.27	8,594	5.03
Government National Mortgage Association	-	-	25	6.39	45	7.02	1,936	6.26	2,006	6.27
Other	-	-	45	2.89	-	-	112	5.57	157	4.79
U.S. Government agency securities	-	-	-	-	3,079	5.31	1,029	6.01	4,108	5.49
Corporate securities	-	-	-	-	5,630	6.00	-	-	5,630	6.00
Equity securities	-	-	-	-	-	-	-	-	-	-
Total	$-	-%	$70	4.16%	$26,548	5.24%	$18,621	5.34%	$45,239	5.30%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits increased $5.5 million, or 3.5% for the year ended December 31, 2007, and was attributable, in part, to the launching of a tiered signature money market account which accounted for approximately $32.5 million in funds since its introduction in July, 2006 and a $3.7 million increase in time deposits, offset by a $5.5 million decrease in savings accounts and a $905,000 decrease in interest-bearing deposit accounts and a $735,000 decrease in noninterest-bearing accounts. Our deposits totaled $163.2 million and $157.7 million at December 31, 2007 and 2006, respectively.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing accounts	$3,455	2.12%	$4,190	2.66%	$4,900	3.45%
NOW accounts	11,223	6.88	12,128	7.69	13,078	9.21
Money market	33,101	20.28	24,235	15.37	629	0.44
Savings accounts	36,193	22.17	41,664	26.42	47,470	33.43
Time deposits	79,245	48.55	75,505	47.86	75,930	53.47
Total	$163,217	100.00%	$157,722	100.00%	$142,007	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2007. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)

3 Months or less	$6,025
Over 3 Through 6 Months	4,655
Over 6 Through 12 Months	3,505
Over 12 Months	8,494
Total	$22,679
.
The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
1.00 – 1.99%	$3	$387	$1,901
2.00 – 3.99%	16,082	18,005	50,862
4.00 – 5.99%	63,090	57,047	22,341
6.00 – 7.99%	70	66	826
Total	$79,245	$75,505	$75,930

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2007.

	Amount Due						Percent of
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Total Certificate Accounts
	(Dollars in thousands)

1.00 – 1.99%	$3	$-	$-	$-	$-	$3	0.01%
2.00 – 3.99%	14,135	1,932	15	-	-	16,082	20.29
4.00 – 5.99%	24,656	5,341	5,744	9,557	17,792	63,090	79.61
6.00 – 7.99%	-	70	-	-	-	70	0.09
Total	$38,794	$7,343	$5,759	$9,557	$17,792	$79,245	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$157,722	$142,007	$132,887
Increase before interest credited	128	11,927	6,795
Interest credited	5,367	3,788	2,325
Net increase in deposits	5,495	15,715	9,120
Ending balance	$163,217	$157,722	$142,007

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

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$10,508	$17,353	$27,228
Average advances outstanding during the period:
FHLB Advances	$6,372	$10,983	$24,231
Weighted average interest rate during the period:
FHLB Advances	3.93%	3.94%	4.70%
Balance outstanding at end of period:
FHLB Advances	$10,098	$6,245	$16,909
Weighted average interest rate at end of period:
FHLB Advances	3.81%	3.69%	3.82%

FHLB advances long-term decreased $2.1 million to $4.1 million at December 31, 2007, from $6.2 million at December 31, 2006, a decrease of 33.9%. The $2.1 million decrease in FHLB advances long-term reflect regularly scheduled repayments. The advances outstanding at December 31, 2007 mature in 2009 through 2012. In order to fund our $25.4 million increase in loans we utilized $6.0 million of short-term borrowings from the FHLB.

Stockholders’ Equity. Stockholders’ equity increased $12.2 million to $24.0 million at December 31, 2007, from $11.8 million at December 31, 2006. The increase in stockholders’ equity was primarily related to the receipt of $13.9 million in proceeds related to the Company’s stock offering, partially offset by a $1.3 million purchase of common stock related to the Company’s employee stock ownership plan.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Overview.

	Year Ended December 31,		% Change
	2007	2006	2007/2006
	(Dollars in thousands)

Net loss	$(326)	$(219)	N/M
Return on average assets (1)	(0.17)%	(0.13)%	N/M
Return on average equity (2)	(1.37)	(1.87)	N/M
Average equity-to-assets ratio (3)	12.10	6.91	75.1%

(1) Net income (loss) divided by average assets.
(2) Net income (loss) divided by average equity.
(3) Average equity divided by average total assets.

A loss of $326,000 was reported for 2007 compared to a loss of $219,000 in 2006 primarily due to higher non interest expense, partially offset by an increase in net-interest income and higher non-interest income. Non-interest expenses increased $500,000, or 9.3%, to $5.9 million primarily as a result of higher professional fees related to operating as a public company and an increase in occupancy and equipment expense.

Net Interest Income. Net interest income for year ended December 31, 2007 increased $300,000 to $4.7 million, or 6.8%, from $4.4 million last year, primarily reflecting higher interest income earned on assets and the higher average balance of loans and other interest-earning assets, partially offset by a lower average balance on investment securities, higher interest expense paid on deposits and a higher average balance of deposits. The increase in the higher weighted average rate paid on deposits was mainly due to our tiered signature money market account and in increase in the average balance of time deposits, which was partially offset by a decrease in the average balance of savings accounts and reduced borrowings expense due to a decrease in the average balance of borrowings. Total interest and dividend income increased $1.7 million as the average balance of loans and other interest earning assets increased, partially offset by a decrease in the average balance of investment securities. Total interest expense increased $1.4 million as a result of higher average balance of money market accounts and time deposits, partially offset by a decrease in the average balance of savings accounts and borrowings.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$124,622	$7,254	5.82%	$103,806	$6,011	5.79%	$95,481	$5,569	5.83%
Investment securities	45,652	2,361	5.17	46,025	2,237	4.86	59,264	2,584	4.36
Other interest earning assets	13,543	682	5.04	6,723	342	5.09	3,892	76	1.95
Total interest-earning assets	183,817	10,297	5.60%	156,554	8,590	5.49%	158,637	8,229	5.19%
Noninterest-earning assets	13,243			13,298			14,897
Loan loss reserve	(727)			(569)			(651)
Total assets	$196,333			$169,283			$172,883

Liabilities and equity:
Interest-bearing liabilities:
NOW accounts	$11,411	68	0.60%	$12,718	68	0.53%	$13,957	75	0.54%
Money market deposits	33,241	1,615	4.86	6,796	346	5.09	613	5	0.82
Savings accounts	38,947	318	0.82	52,090	357	0.69	48,914	380	0.78
Time deposits	74,262	3,366	4.53	66,980	3,017	4.50	65,835	1,865	2.83
Total interest-bearing deposits	157,861	5,367	3.40	138,584	3,788	2.73	129,319	2,325	1.80
FHLB advances - short-term	1,271	60	4.72	2,083	105	5.04	1,750	79	4.51
FHLB advances - long-term	5,101	190	3.72	8,900	328	3.69	22,481	1,061	4.72
Advances by borrowers for taxes and insurance	1,031	21	2.04	901	19	2.11	704	15	2.13
Total interest-bearing liabilities	165,264	5,638	3.41%	150,468	4,240	2.82%	154,254	3,480	2.26%
Non-interest-bearing liabilities	7,311			7,125			5,551
Total liabilities	172,575			157,593			159,805
Retained earnings	23,758			11,690			13,078
Total liabilities and retained earnings	$196,333			$169,283			$172,883

Net interest income		$4,659			$4,350			$4,749
Interest rate spread			2.19%			2.67%			2.93%
Net interest margin			2.53%			2.78%			2.99%
Average interest-earning assets to average interest-bearing liabilities			111.23%			104.04%			102.84%

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

	For the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			For the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,211	$32	$1,243	$482	$(40)	$442
Investment securities	(18)	142	124	(713)	366	(347)
Other	343	(3)	340	83	183	266
Total interest-earning assets	$1,536	$171	$1,707	$(149)	$510	$361

Interest expense:
NOW accounts	$-	$-	$-	$(7)	$(0)	$(7)
Money market deposits	1,284	(15)	1,269	224	117	341
Savings accounts	(161)	122	(39)	28	(51)	(23)
Time deposits	330	19	349	33	1,119	1,152
Short-term borrowings	(39)	(6)	(45)	16	10	26
Other borrowings	(142)	4	(138)	(538)	(195)	(733)
Advances by borrowers for taxes and insurance	3	(1)	2	4	(0)	4
Total interest-bearing liabilities	$1,275	$123	$1,398	$(239)	$999	$760

Change in net interest income	$261	$48	$309	$90	$(489)	$(399)

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2007 of $31,000 as compared to $58,000 for loan losses recorded in 2006. The decreased loan loss provision reflects management’s estimate of the losses inherent in our total loan portfolio and the increase in our overall loan portfolio. The provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and increased loan delinquencies. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “-Risk Management-Analysis of Non-Performing and Classified Assets” and “-Risk Management-Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Service fees on deposit accounts	$129	$141
Earnings on bank-owned life insurance	192	164
Investment securities losses, net	-	(167)
Rental income	293	321
Other	146	191
Total	$760	$650

The $110,000 increase in non-interest income for the year ended December 31, 2007 as compared to last year was primarily due to the losses on the sale of investment securities in 2006 as compared to no sales activity in 2007 and higher reported income attributable to bank-owned life insurance, partially offset by lower fees on deposit accounts, lower rental income from our office building due to higher vacancies and a decrease in revenues from our title insurance subsidiary.

Non-Interest Expense. The following table shows the components of non-interest expense.

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$2,961	$2,949
Occupancy and equipment	1,036	859
Federal deposit insurance premiums	138	136
Data processing expense	262	227
Professional fees	474	151
Other	1,007	1,038
Total non-interest expense	$5,878	$5,360

Efficiency ratio	108.45%	107.26%

Total non-interest expense increased $500,000, or 9.3%, to $5.9 million for the year ended December 31, 2007 from the prior year. The increases in non-interest expenses for the year ended December 31, 2007 as compared to the prior year periods were primarily the result of higher professional fees related to operating as a public company, including the costs associated with compliance with the Sarbanes-Oxley Act of 2002 and higher occupancy and equipment costs related to the installation of new ATMs, additional service contract expenses, costs associated with the implementation of our retail internet banking product and costs associated with our Polonia Bank Online division.

Income Tax Expense. An income tax benefit of $165,000 was recorded for the year ended December 31, 2007 compared to a $202,000 benefit in 2006 reflecting the reporting of a $326,000 loss.

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$179	$181	$234	$309	$401
Multi-family and commercial real estate	-	-	-	-	30
Home equity loans and lines of credit	-	-	12	16	14
Consumer	37	93	38	43	-
Total	216	274	284	368	445

Real estate owned	-	-	428	680	709
Other nonperforming assets	-	-	-	-	-
Total nonperforming assets	$216	$274	$712	$1,048	$1,154

Total nonperforming loans to total loans	0.16%	0.24%	0.29%	0.38%	0.45%
Total nonperforming loans to total assets	0.11%	0.13%	0.16%	0.21%	0.24%
Total nonperforming assets and troubled debt restructurings to total assets	0.11%	0.13%	0.41%	0.60%	0.62%

Interest income that would have been recorded for the years ended December 31, 2007, 2006 and 2005 had nonaccruing loans been current according to their original terms was not material.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Special mention assets	$-	$-	$-
Substandard assets	216	274	777
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$216	$274	$777

Other than disclosed in the above tables, there are no other loans at December 31, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

  Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans
One- to four-family	$77	$-	$521	$-	$92	$-
Multi-family and commercial real estate	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Consumer	35	22	22	2	47	48
Total	$112	$22	$543	$2	$139	$48

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

At December 31, 2007, our allowance for loan losses represented 0.53% of total gross loans and 338.4% of nonperforming loans. At December 31, 2006, our allowance for loans losses represented 0.62% of total gross loans and 253.7% of nonperforming loans. The allowance for loans losses increased by $36,000 to $731,000 at December 31, 2007 from $695,000 at December 31, 2006 as we recorded a provision for loan losses of $31,000 and recoveries of $5,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007			2006			2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family	$443	60.00%	87.00%	$314	45.00%	89.00%	$373	57.00%	91.00%	$362	52.00%	90.00%	$353	48.00%	89.00%
Multi-family and commercial real estate loans	250	34.00	7.00	344	50.00	5.00	252	39.00	4.00	299	43.00	4.00	348	47.00	4.00
Home equity loans and lines of credit	27	4.00	4.00	26	4.00	5.00	13	2.00	2.00	14	2.00	3.00	17	2.00	3.00
Consumer	11	2.00	2.00	11	1.00	1.00	13	2.00	3.00	17	3.00	3.00	18	3.00	4.00
Total allowance for loan losses	$731	100.00%	100.00%	$695	100.00%	100.00%	$651	100.00%	100.00%	$692	100.00%	100.00%	$736	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at beginning of period	$695	$651	$692	$736	$725
Provision for loan losses	31	58	–	–	–
Charge-offs:
One-to four-family	–	(19)	(66)	(49)	(30)
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–
Consumer	–	–	–	–	–
Total	0	(19)	(66)	(49)	(30)

Recoveries:
One-to four-family	5	5	25	5	41
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total	5	5	25	5	41
Net charge-offs	5	(14)	(41)	(44)	11

Allowance at end of period	$731	$695	$651	$692	$736

Allowance to nonperforming loans	338%	254%	230%	188%	64%
Allowance to total loans outstanding at the end of the period	0.53%	0.62%	0.67%	0.71%	0.74%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	0.01%	0.04%	0.05%	(0.01)%

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2007, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$11,806	$(13,246)	(53.00)%	6.19%	(583)
200	16,407	(8,645)	(35.00)	8.34	(368)
100	21,064	(3,988)	(16.00)	10.39	(164)
0	25,052	–	–	12.02	–
(100)	26,513	1,461	6.00	12.53	51
(200)	26,048	995	4.00	12.24	22

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $3.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $45.9 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $149.4 million from the FHLB of Pittsburgh. On December 31, 2007, we had $10.1 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2007, we had $3.5 in mortgage loan commitments outstanding. Time deposits due within one year of December 31, 2007 totaled $38.8 million, or 49.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2008. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision— Federal Savings Associations Regulation—Capital Requirements” and note 13 of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments. A presentation of our outstanding loan commitments at December 31, 2007 and their effect on our liquidity is presented at note 11 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended December 31, 2007 and December 31, 2006, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 7.	FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s report on internal control over financial reporting is incorporated herein by reference to the section captioned “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-KSB and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 10.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007. The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	162,003	$9.40	–
Equity compensation plans not approved by security holders	–	–	–
Total	162,003	$9.40	–

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned ”Transactions with Related Persons” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.	EXHIBITS

3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp(1)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Polonia Bank Employment Agreement(1)
10.2	Polonia Bancorp Employment Agreement(1)
10.3	Polonia Bank Employee Severance Compensation Plan(1)
10.4	Supplemental Executive Retirement Plan(1)
10.5	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz(1)
10.6	Supplemental Executive Retirement Plan for Edward W. Lukiewski(1)
10.7	Non-Qualified Deferred Compensation Plan(1)
10.8	Supplemental Executive Retirement Plan for Paul D. Rutkowski(1)
10.9	Supplmental Executive Retirement Plan for Kenneth J. Maliszewski(1)
10.10	Split Dollar Life Insurance Agreement with Paul D. Rutkowski(2)
10.11	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski(2)
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

__________
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

For information regarding the principal accountant fees and expenses, the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of
December 31, 2007, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP

Date: March 28, 2008	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	March 28, 2008
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 28, 2008
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 28, 2008
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 28, 2008
Frank J. Byrne

/s/ Gordon R. Johnston, III	Director	March 28, 2008
Gordon R. Johnston, III

/s/ Edward W. Lukiewski	Director	March 28, 2008
Edward W. Lukiewski

/s/ Robert J. Woltjen	Director	March 28, 2008
Robert J. Woltjen

POLONIA BANCORP
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Page Number

Report of Independent Registered Public Accounting Firm	F - 1

Financial Statements

Consolidated Balance Sheet	F - 2

Consolidated Statement of Income	F - 3

Consolidated Statement of Changes in Stockholders’ Equity	F - 4

Consolidated Statement of Cash Flows	F - 5

Notes to the Consolidated Financial Statements	F - 6 – F - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Polonia Bancorp

We have audited the consolidated balance sheets of Polonia Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Polonia Bancorp’s internal control over financial reporting as of December 31, 2007, included in the accompanying “Management’s Report on Internal Control” and, accordingly, we do not express and opinion thereon.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
March 24, 2008

POLONIA BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$980,929	$863,059
Interest-bearing deposits with other institutions	2,844,796	31,003,198

Cash and cash equivalents	3,825,725	31,866,257

Investment securities available for sale	45,885,415	45,680,651
Loans receivable (net of allowance for loan losses of $731,338 and $694,570)	137,279,915	111,922,796
Accrued interest receivable	848,930	795,585
Federal Home Loan Bank stock	1,270,800	934,600
Premises and equipment, net	5,195,812	5,294,758
Bank-owned life insurance	4,172,776	3,980,693
Other assets	2,117,796	2,898,851

TOTAL ASSETS	$200,597,169	$203,374,191

LIABILITIES
Deposits	$163,216,663	$157,722,003
FHLB advances - short-term	6,000,000	-
FHLB advances - long-term	4,098,370	6,245,223
Advances by borrowers for taxes and insurance	1,224,248	1,104,245
Accrued interest payable	9,504	20,447
Stock offering subscription rights	-	24,822,062
Other liabilities	2,054,639	1,683,218

TOTAL LIABILITIES	176,603,424	191,597,198

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	-
Additional paid-in-capital	13,843,776	-
Retained earnings	11,752,230	12,077,801
Unallocated shares held by Emploee Stock Ownership Plan ("ESOP") (120,964 shares)	(1,209,647)	-
Unearned restricted shares (64,800 shares)	(568,512)	-
Accumulated other comprehensive income (loss)	142,835	(300,808)

TOTAL STOCKHOLDERS' EQUITY	23,993,745	11,776,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,597,169	$203,374,191

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans receivable	$7,253,595		$6,010,824
Investment securities	2,361,318		2,236,657
Interest-bearing deposits and other dividends	682,375		342,112
Total interest and dividend income	10,297,288		8,589,593

INTEREST EXPENSE
Deposits	5,367,463		3,788,248
FHLB advances - short-term	59,899		105,357
FHLB advances - long-term	190,359		327,500
Advances by borrowers for taxes and insurance	20,869		18,887
Total interest expense	5,638,590		4,239,992

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	4,658,698		4,349,601
Provision for loan losses	31,367		57,973

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,627,331		4,291,628

NONINTEREST INCOME
Service fees on deposit accounts	129,014		141,420
Earnings on bank-owned life insurance	192,083		164,022
Investment securities losses, net	-		(167,697)
Rental income	292,875		321,314
Other	146,552		191,090
Total noninterest income	760,524		650,149

NONINTEREST EXPENSE
Compensation and employee benefits	2,960,996		2,948,759
Occupancy and equipment	1,036,242		858,120
Federal deposit insurance premiums	138,289		136,088
Data processing expense	261,337		226,582
Professional fees	474,166		150,754
Other	1,006,978		1,042,493
Total noninterest expense	5,878,008		5,362,796

Loss before income tax benefit	(490,153)		(421,019)
Income tax benefit	(164,582)		(201,981)

NET LOSS	$(325,571)		$(219,038)

EARNINGS PER SHARE, BASIC AND DILUTED*	$(0.10)	$	N/A
Weighted average common shares outstanding, basic and diluted	$3,175,615		N/A

* Earnings per share for the year ended December 31, 2007, are based on the period after Polonia's reorganization, January 17, 2007.

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Retained	Unallocated	Unearned	Accumulated Other Comprehensive		Comprehensive
	# of Shares	Amount	Paid-In-capital	Earnings	ESOP Shares	Restricted Shares	Income (Loss)	Total	Income (Loss)

Balance, December 31, 2005	-	$-	$-	$12,296,839	$-	$-	$(268,622)	$12,028,217

Net loss				(219,038)				(219,038)	$(219,038)
Other comprehensive loss:
Unrealized loss on available- for-sale securities, net of reclassification adjustment, net of tax benefit of $16,581							(32,186)	(32,186)	(32,186)
Comprehensive loss									$(251,224)

Balance, December 31, 2006	-	$-	$-	$12,077,801	$-	$-	$(300,808)	$11,776,993

Common stock issued	3,306,250	33,063	13,801,718		(1,296,050)	(609,120)		11,929,611
Net loss				(325,571)				(325,571)	$(325,571)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax benefit of $228,543	-	-	-	-	-	-	443,643	443,643	443,643
Comprehensive income	-								$118,072
Stock options compensation expense	-	-	31,436	-				31,436
Allocation of unearned ESOP shares	-	-	10,622	-	86,403			97,025
Allocation of unearned restricted shares	-	-	-	-		40,608		40,608

Balance, December 31, 2007	3,306,250	$33,063	$13,843,776	$11,752,230	$(1,209,647)	$(568,512)	$142,835	$23,993,745

Components of other comprehensive income (loss):				2007	2006
Changes in net unrealized gain on investment securities available for sale				$443,643	$(142,866)
Realized losses included in net loss, net of tax benefit of $57,017				-	110,680

Total				$443,643	$(32,186)

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(325,571)	$(219,038)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	31,367	57,973
Depreciation, amortization, and accretion	393,778	559,480
Investment securities losses, net	-	167,697
Earnings on bank-owned life insurance	(192,083)	(164,022)
Deferred federal income taxes	(217,855)	53,541
Increase in accrued interest receivable	(53,345)	(95,599)
Decrease in accrued interest payable	(10,943)	(29,606)
Stock compensation expense	169,069	-
Other, net	(136,748)	191,391
Net cash provided by (used for) operating activities	(342,331)	521,817

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	17,161,006
Proceeds from principal repayments and maturities	10,282,486	8,530,402
Purchases	(9,852,370)	(13,510,397)
Increase in loans receivable, net	(21,504,304)	(11,451,431)
Loans purchased	(3,855,244)	(3,580,800)
Proceeds from sales of real estate owned	-	457,004
Disbursements to improve real estate owned	-	(29,279)
Purchase of Federal Home Loan Bank stock	(466,800)	(535,100)
Redemptions of Federal Home Loan Bank stock	130,600	1,210,300
Purchase of premises and equipment	(286,450)	(17,618)
Net cash used for investing activities	(25,552,082)	(1,765,913)

FINANCING ACTIVITIES
Increase in deposits, net	6,488,478	15,714,828
Net increase (decrease) in FHLB advances - short-term	6,000,000	(3,500,000)
Repayment of FHLB advances - long-term	(2,146,853)	(7,163,935)
Proceeds from stock subscription rights	-	24,822,062
Repayment of stock offering subscription rights	(12,233,800)	-
Deferred conversion costs	(373,947)	(669,402)
Increase (decrease) in advances by borrowers for taxes and insurance, net	120,003	140,352
Net cash provided by (used for) financing activities	(2,146,119)	29,343,905
Increase (decrease) in cash and cash equivalents	(28,040,532)	28,099,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,866,257	3,766,448

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,825,725	$31,866,257

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$5,649,533	$4,269,598
Income taxes (refunds)	75,000	(184,503)
Noncash transactions:
Transfers from subscriptions rights to stockholders' equity	12,549,940	-
Transfers from customers savings to stockholders' equity	993,818	-

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation

Polonia Bancorp (the “Company”) was organized as a federally chartered corporation at the direction of Polonia Bank (the “Bank”) in January 2007 to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company.

The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation. Community Abstract Agency, LLC, “CAA,” a wholly owned subsidiary of the Bank, provides title insurance on loans secured by real estate.

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, Polonia Bank Mutual Holding Company (“PBMHC”), a Delaware investment company, and CAA. All intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and the subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and related revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) represents ownership in an institution that is wholly owned by other financial institutions. This equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet.

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

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

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

A commercial real estate loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homo-geneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

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

Federal Income Taxes

The Company and subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected based on the differences between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense and benefit are based on the changes in the deferred tax assets or liabilities from period to period.

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions that have original maturities of less than 90 days.

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

Employee Stock Ownership Plan (“ESOP”)

The Company accounts for the ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). The value of unearned shares to be allocated to ESOP participants is recognized as a reduction to stockholders’ equity in the Company’s balance sheet. Unallocated ESOP shares, not yet committed to be released, are not considered outstanding for the purpose of calculating net income per common share. Dividends paid on allocated ESOP shares are charged to retained earnings and dividends paid on unallocated ESOP shares are used to satisfy debt service. The loan to the ESOP is repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over a period of 15 years. Compensation expense is recognized as ESOP shares are committed to be released.

Equity Incentive Plan

During the years ended December 31, 2007 and 2006, the Bank recorded $31,436 and $0, respectively, in expense related to share-based awards. As of December 31, 2007, there was approximately $440,104 of unrecognized cost related to unvested share-based awards granted. That cost is expected to be recognized over the next four years.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)

The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date. The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Expected
Grant	Dividend	Risk-Free	Expected	Expected
Year	Yield	Interest Rate	Volatility	Life (in years)

2007	-	4.6%	10.3%	7.75

The weighted average fair value of stock options granted for 2007 was $2.91.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

2.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2007	2006

Weighted-average common shares outstanding	3,306,250	N/A

Average unearned restricted shares	(5,459)	N/A

Average unallocated shares held by ESOP	(125,176)	N/A

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,175,615	N/A

Options to purchase 162,003 shares of common stock at a price of $9.40 as of December 31, 2007, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$24,743,554	$286,003	$(60,044)	$24,969,513
Freddie Mac	8,594,009	27,435	(20,503)	8,600,941
Government National Mortgage Association securities	2,006,332	62,000	(10,861)	2,057,471
Other	156,958	1,325	(1,176)	157,107
Total mortgage-backed securities	35,500,853	376,763	(92,584)	35,785,032
U.S. government agency
securities	4,108,237	25,091	(2,190)	4,131,138
Corporate securities	5,629,907	1,838	-	5,631,745
Total debt securities	45,238,997	403,692	(94,774)	45,547,915
Equity securities	430,000	-	(92,500)	337,500

Total	$45,668,997	$403,692	$(187,274)	$45,885,415

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$25,300,504	$26,699	$(283,602)	$25,043,601
Freddie Mac	10,714,608	11,238	(154,647)	10,571,199
Government National Mortgage Association securities	2,404,329	32,374	(16,911)	2,419,792
Other	257,136	16	(4,601)	252,551
Total mortgage-backed securities	38,676,577	70,327	(459,760)	38,287,143
U.S. government agency securities	1,400,000	-	(44,310)	1,355,690
Corporate securities	5,629,843	-	(43,025)	5,586,818
Total debt securities	45,706,420	70,327	(547,096)	45,229,651
Equity securities	430,000	21,000	-	451,000

Total	$46,136,420	$91,327	$(547,096)	$45,680,651

3.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2007
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$1,642,784	$(2,076)	$4,725,909	$(57,968)	$6,368,693	$(60,044)
Freddie Mac	193,520	(232)	5,552,862	(20,271)	5,746,382	(20,503)
Government National Mortgage Association securities	-	-	475,480	(10,861)	475,480	(10,861)
Other	14,830	(955)	45,021	(221)	59,851	(1,176)
U.S. government agency securities	-	-	997,810	(2,190)	997,810	(2,190)
Corporate securities	337,500	(92,500)	-	-	337,500	(92,500)

Total	$2,188,634	$(95,763)	$11,797,082	$(91,511)	$13,985,716	$(187,274)

	December 31, 2006
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$4,007,180	$(16,588)	$16,283,792	$(267,014)	$20,290,972	$(283,602)
Freddie Mac	-	-	9,838,471	(154,647)	9,838,471	(154,647)
Government National Mortgage Association securities	-	-	597,869	(16,911)	597,868	(16,911)
Other	-	-	236,749	(4,601)	236,749	(4,601)
U.S. government agency securities	-	-	1,355,690	(44,310)	1,355,690	(44,310)
Corporate securities	5,586,818	(43,025)	-	-	5,586,818	(43,025)

Total	$9,593,998	$(59,613)	$28,312,571	$(487,483)	$37,906,568	$(547,096)

The policy of the Company is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for an extended time period. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. There are 25 positions that are considered temporarily impaired as of December 31, 2007. The Company reviews its position quarterly and has asserted that at December 31, 2007, the declines outlined in the above table represent temporary declines, and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.

3.	INVESTMENT SECURITIES (Continued)

The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary. The Company recorded an other-than-temporary impairment charge of $167,697 for the year ended December 31, 2006.

Proceeds from the sale of securities available for sale amounted to $17,161,006 in 2006. There was no gain or loss recognized on the sale.

The amortized cost and estimated market value of debt securities at December 31, 2007, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
December 31, 2007	Cost	Value

Due within one year	$358	$364
Due after one year through five years	69,777	70,125
Due after five years through ten years	26,548,728	26,767,761
Due after ten years	18,620,134	18,709,665

Total	$45,238,997	$45,547,915

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2007	2006
Mortgage loans:
One-to-four family	$120,774,255	$100,152,081
Multi-family and commercial	9,802,864	5,211,510
	130,577,119	105,363,591

Home equity loans and HELOCs	5,322,808	5,209,057
Education loans	2,170,015	2,136,608
Loans on savings accounts	84,770	27,516
Other	5,521	1,512
	138,160,233	112,738,284
Less:
Net deferred loan fees	148,980	120,918
Allowance for loan losses	731,338	694,570

Total	$137,279,915	$111,922,796

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2007 and 2006, is dependent upon the local economic conditions.

Activity in the allowance for loan losses for the periods ended is summarized as follows:

	Year Ended December 31,
	2007	2006

Balance, beginning of period	$694,570	$650,943
Add:
Provision charged to operations	31,367	57,973
Loan recoveries	5,401	5,401
	731,338	714,317
Less:
Charge-offs	-	19,747

Balance, end of period	$731,338	$694,570

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors with aggregate loan balances in excess of $60,000 for the year ended December 31, 2007, is as follows:

		Amounts
2006	Additions	Collected	2007

$ 2,686,848	$200,000	$98,568	$2,788,280

5.	FEDERAL HOME LOAN BANK STOCK

The Company is a member of the Federal Home Loan Bank System. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity and one-twentieth of its outstanding FHLB borrowings, as calculated throughout the year.

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2007	2006

Land	$55,000	$55,000
Buildings	6,950,850	6,950,850
Furniture, fixtures, and equipment	2,154,799	2,071,508
	9,160,649	9,077,358
Less accumulated depreciation	3,964,837	3,782,600

Total	$5,195,812	$5,294,758

Depreciation expense amounted to $385,396 and $373,033 for the years ended December 31, 2007 and 2006, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2007		2006
	Amount	%	Amount	%

Non-interest-bearing demand	$3,455,320	2.12%	$4,189,704	2.66%
NOW accounts	11,222,806	6.88	12,127,497	7.69
Money market deposit	33,100,834	20.3	24,235,253	15.4
Savings	36,192,411	22.2	41,664,404	26.4
	83,971,371	51.45	82,216,858	52.14

Time deposits:
1.00 - 1.99%	2,988	0.01	387,125	0.24
2.00 - 3.99%	16,082,510	9.85	18,004,759	11.4
4.00 - 5.99%	63,089,979	38.7	57,047,551	36.2
6.00 - 7.99%	69,815	0.04	65,710	0.04
	79,245,292	48.55	75,505,145	47.86

Total	$163,216,663	100.00%	$157,722,003	100.00%

7.	DEPOSITS (Continued)

The scheduled maturities of time deposits are as follows:

December 31, 2007

2008	$38,793,985
2009	7,342,754
2010	5,759,593
2011	9,556,772
2012	17,792,188

Total	$79,245,292

Time deposits include those in denominations of $100,000 or more. Such deposits aggregated $22,678,719 and $22,793,119 at December 31, 2007 and 2006, respectively.

The scheduled maturities of time deposits in denominations of $100,000 or more are as follows:

December 31, 2007

Within three months	$6,024,579
Three through six months	4,654,530
Six through twelve months	3,505,345
Over twelve months	8,494,265

Total	$22,678,719

The aggregate amount of time deposits with a minimum denomination of $100,000 was $22,678,719 and $22,793,119 at December 31, 2007 and 2006, respectively. Deposits in excess of $100,000, with the exception of individual retirement accounts that are in excess of $250,000, are not federally insured.

Interest expense by deposit category is as follows:

	Year ended December 31,
	2007	2006

NOW	$68,187	$68,202
Money market	1,614,680	345,901
Savings	318,369	356,845
Time deposits	3,366,227	3,017,300

Total	$5,367,463	$3,788,248

8.	FHLB ADVANCES – SHORT-TERM

Short-term borrowings consisted of draws on the Company’s “RepoPlus” line of credit advances through the FHLB. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities, and the Company’s investment in FHLB stock.

The following table sets forth information concerning short-term borrowings:

	December 31,
	2007	2006

Balance at year-end	$6,000,000	$-
Maximum amount outstanding at any month-end	6,000,000	5,500,000
Average balance outstanding during the year	1,271,233	2,083,333
Weighted-average interest rate:
As of year-end	3.80%	-
Paid during the year	4.71%	5.06%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	FHLB ADVANCES - LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

	Maturity Range		Weighted- Average Interest Rate	Stated Interest Rate Range		At December 31,
Description	From	to		From	to	2007	2006

Fixed-rate amortizing	08/26/09	12/26/12	3.83%	3.75%	3.87%	4,098,370	6,245,223

Payments of FHLB borrowings are summarized as follows:

	December 31,
	2007
Year Ending		Weighted-
December 31,	Amount	Average Rate

2008	$1,311,021	3.80%
2009	1,079,825	3.81%
2010	547,330	3.87%
2011	568,892	3.87%
2012	591,302	3.87%
Total	$4,098,370	3.83%

As of December 31, 2007, the Company had two fixed-rate amortizing borrowings with the FHLB, which were originated in August 2002 and December 2002. The fixed-rate amortizing borrowings require aggregate monthly payments of principal and interest of $120,445 through August 2009 and $50,314 for the remaining borrowing through December 2012.

9.	FHLB ADVANCES – LONG-TERM (Continued)

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encum-brances. In addition, the Company has a maximum borrowing capacity of $149.4 million with the FHLB at
December 31, 2007.

10.	INCOME TAXES

The provision for income tax benefit consists of:

	Year Ended December 31,
	2007	2006
Current tax expense (benefit):
Federal	$53,273	$(95,466)
State	-	(160,056)
	53,273	(255,522)

Deferred taxes	(308,717)	(68,980)
Valuation allowance	90,862	122,521

Total	$(164,582)	$(201,981)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2007	2006

Deferred tax assets:
Allowance for loan losses	$236,154	$236,154
Deferred loan fees	1,229	2,943
Deferred compensation	904,308	809,435
Federal net operating loss carryforward	47,677	-
Investment securities impairment	23,800	23,800
Deferred health care	66,697	58,065
State net operating loss carryforward	294,026	218,756
Capital loss carryforwards	299,436	299,436
Premises and equipment	92,035	53,172
Other	74,687	34,604
Net unrealized loss on securities	-	154,961
Total gross deferred tax assets	2,040,049	1,891,326

Valuation allowance	(667,454)	(576,592)
Total net deferred tax assets	1,372,595	1,314,734

Deferred tax liabilities:
Prepaid insurance	40,768	45,802
Net unrealized gain on securities	73,582	-
Total gross deferred tax liabilities	114,350	45,802

Net deferred tax assets	$1,258,245	$1,268,932

10.	INCOME TAXES (Continued)

For the periods ended, a valuation allowance has been established for 100 percent of the state net operating loss carryforwards, capital loss carryforwards, investment securities impairment, and other various carryforwards that management believes may not be realizable.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2007		2006
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$(166,652)	(34.0)%	$(143,146)	(34.0)%
Tax-exempt income	(65,308)	(13.3)	(55,767)	(13.3)
Valuation allowance	15,592	3.2	36,456	8.7
Other, net	51,786	10.6	(39,524)	(9.4)
Actual tax expense and effective rate	$(164,582)	(33.5)%	$(201,981)	(48.0)%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

At December 31, 2007, the Company has an available net operating loss carryforward of approximately $2,557,000 for state tax purposes that will begin to expire in 2008. The Bank also has an available capital loss carryforward of approximately $454,000 that will expire in 2010.

The Company adopted the provisions of FIN No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In the normal course of business, management makes various commitments that are not reflected in the accom-panying consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk.

The off-balance sheet commitments consisted of the following:

	December 31,
	2007	2006

Commitments to extend credit	$3,540,350	$892,000

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 6.00 percent to 7.60 percent. The commitments outstanding at December 31, 2007, contractually mature in less than one year.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consisted primarily of available commercial and personal lines of credit and loans approved but not yet funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Contingent Liabilities

The Company is involved in various legal actions from the normal course of business activities. Management believes the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial position.

12.	EMPLOYEE BENEFITS

Benefit Plan

The Company has a defined contribution pension plan (the “DCP Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The DCP Plan may be terminated at any time at the discretion of the Board of Directors. Pension expense for the profit sharing portion of the Plan was $77,044 and $75,570 for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 1995, the DCP Plan was amended and restated to include provisions to include employee and employer 401(k) contributions. Under the DCP Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $170,586 and $207,500 for the years ended December 31, 2007 and 2006, respectively.

12.	EMPLOYEE BENEFITS (Continued)

ESOP

In connection with the conversion, the Company created an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 18. The ESOP trust acquired 129,605 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The ESOP trust’s outstanding loan bears interest at 8.25 percent and requires an annual payment of principal and interest of $153,439 through December of 2021.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $84,000 for the year ended December 31, 2007.

The following table presents the components of the ESOP shares:

2007

Allocated shares	8,640

Unreleased shares	120,965

Total ESOP shares	129,605

Fair value of unreleased shares	$1,118,926

2007 Equity Incentive Plan

Effective July 17, 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the “EI Plan”). Employees and non-employee corporate directors are eligible to receive awards of restricted stock and stock options. Awards granted under the EI Plan are in the form of the Company’s common stock and options to purchase stock and are subject to certain vesting requirements including continuous employment or service with the company. At December 31, 2007, the Company had awarded restricted stock and stock options representing 226,808 shares of the Company’s common stock under the EI Plan. No further awards are available for issuance pursuant to the EI Plan. The EI Plan assists the Company in attracting, retaining, and motivating employees and non-employee directors to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Restricted Stock Awards

In connection with the Plan, the Company awarded 64,800 shares of restricted stock to directors and officers of the Company on August 21, 2007. These shares vest equally over a five year period commencing on the first anniversary of the date of grant. Compensation expense related to the vesting of shares was $40,608 for the year ended December 31, 2007.

12.	EMPLOYEE BENEFITS (Continued)

Stock Options

The EI Plan provides for granting incentive options to key officers and other employees of the Company and nonqualified stock options to nonemployee directors of the Company. At December 31, 2007, a total of 162,003 stock options were awarded to directors and officers of the Company. All options have a contractual life of 10 years and vest equally over a period of five years.

The following table presents share data related to the stock option plans:

	2007	Weighted- Average Exercise Price

Outstanding, beginning	-	$-
Granted	162,003	9.40
Exercised	-	-
Forfeited	-	-
Outstanding, ending	162,003	$9.40
Exercisable at year-end	-	$-

The following table summarizes characteristics of stock options outstanding and exercisable at December 31, 2007:

Outstanding			Exercisable
	Remaining	Average		Average
	Average	Exercise		Exercise
Shares	Life	Price	Shares	Price
162,003	9.64	$9.40	-	-

162,003			-

Aggregate fair value of options outstanding and exercisable as of December 31, 2007 was $255,464. As of December 31, 2007, no shares are exercisable.

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,378,747. The cash surrender value of these policies totaled $4,172,776 and $3,980,693 at December 31, 2007 and 2006, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2007, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2007 and 2006, $1,392,149 and $1,230,850, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $473,331 and $418,489, respectively, are recognized in the financial statements.

12.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan (Continued)

The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for 20 years commencing 5 years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $265,782 and $264,158 for the years ended December 31, 2007 and 2006, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2007	2006

Components of net periodic benefit cost:
Service cost	$194,937	$197,431
Interest cost	70,845	66,727

Net periodic benefit cost	$265,782	$264,158

13.	REGULATORY RESTRICTIONS

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.  Management believes, as of December 31, 2007, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital ratios are presented in the following tables, which show that the Bank met all regulatory capital requirements.

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The following table reconciles the Bank’s capital under accounting principles generally accepted in the United States of America to regulatory capital.

	December 31,
	2007	2006

Total retained earnings	$20,281,986	$11,776,993
Accumulated other comprehensive (income) loss	(142,835)	300,808

Tier I, core, and tangible capital	20,139,151	12,077,801

Allowance for loan losses	731,338	694,570
Unrealized gains on equity securities	-	9,450
Total risk-based capital	$20,870,489	$12,781,821

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-Weighted Assets)

Actual	$20,870,489	21.65%	$12,781,821	14.49%
For Capital Adequacy Purposes	7,711,359	8.00	7,054,480	8.00
To Be Well Capitalized	9,639,199	10.00	8,810,100	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$20,139,150	20.89%	$12,077,801	13.70%
For Capital Adequacy Purposes	3,855,680	4.00	3,527,240	4.00
To Be Well Capitalized	5,783,519	6.00	5,290,860	6.00

Core Capital
(to Adjusted Assets)

Actual	$20,139,150	10.03%	$12,077,801	5.91%
For Capital Adequacy Purposes	8,031,263	4.00	8,171,391	4.00
To Be Well Capitalized	10,039,079	5.00	10,214,238	5.00

Tangible Capital
(to Adjusted Assets)

Actual	$20,139,150	10.03%	$12,077,801	5.91%
For Capital Adequacy Purposes	4,015,632	1.50	4,085,695	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

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

14.	FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$3,825,725	$3,825,725	$31,866,257	$31,866,257
Investment securities available for sale available for sale	45,885,415	45,885,415	45,680,651	45,680,651
Net loans receivable	137,279,915	135,013,465	111,922,796	110,183,453
Accrued interest receivable	848,930	848,930	795,585	795,585
Federal Home Loan Bank stock	1,270,800	1,270,800	934,600	934,600
Bank-owned life insurance	4,172,776	4,172,776	3,980,693	3,980,693

Financial liabilities:
Deposits	$163,216,663	$164,561,304	$157,722,003	$157,673,916

FHLB advances - short-term	6,000,000	6,000,000	-	-
FHLB advances - long-term	4,098,370	4,073,370	6,245,223	6,119,704
Accrued interest payable	9,504	9,504	20,447	20,447
Advances by borrowers for taxes and insurance	1,224,248	1,224,248	1,104,245	1,104,245

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

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, Short-Term Borrowings, Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

14.	FAIR VALUE DISCLOSURE (Continued)

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

On January 11, 2007, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and stock Issuance (the “Plan”) pursuant to which the Bank reorganized into the federal mutual holding company form of organization as a wholly owned subsidiary of Polonia Bancorp (the “Stock Holding Company”), which in turn is a majority-owned subsidiary of Polonia MHC. The newly chartered Stock Holding Company offered shares of its common stock to the Bank’s eligible account holders and to the Bank’s tax-qualified employee benefit plans. The amount of common stock sold in the offering did not exceed 49 percent of the total outstanding shares of the Stock Holding Company. The majority of the common stock is owned by Polonia MHC.

Following the sale of common stock, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the transaction continue to have such rights solely with respect to Polonia MHC as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the date of the transaction will have such membership and liquidation rights with respect to Polonia MHC. Borrowers of the Bank as of the date of the transaction will have the same membership rights in Polonia MHC that they had in the Bank immediately prior to the date of the transaction as long as their existing borrowings remain outstanding.

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

16.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp are as follows:

CONDENSED BALANCE SHEET

December 31,
2007

ASSETS
Cash	$4,170,910
Loans receivable	1,209,647
Investment in subsidiary	19,072,339
Other assets	103,525

TOTAL ASSETS	$24,556,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$562,676
Stockholders' equity	23,993,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,556,421

CONDENSED STATEMENT OF LOSS

For the period of
January 11 to
December 31,
2007

INCOME
ESOP loan interest income	$103,702
Investment income	138,963
Total income	242,665

EXPENSES	$191,376

Income before income tax expense	51,289
Income tax expense	20,820

Income before equity in undistributed net earnings of subsidiary	30,469
Equity in undistributed net earnings of subsidiary	(356,040)

NET LOSS	$(325,571)

16.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the period of
January 11 to
December 31,
2007
OPERATING ACTIVITIES
Net loss	$(325,571)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in undistributed net earnings of subsidiary	356,040
Stock compensation expense	169,069
Other, net	459,151
Net cash used for operating activities	658,689

INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	(8,417,390)
Net cash used for investing activities	(8,417,390)

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	11,929,611
Net cash provided by financing activities	11,929,611

Increase in cash	4,170,910

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$4,170,910

17.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total interest income	$2,509,272	$2,564,739	$2,587,955	$2,635,322
Total interest expense	1,332,162	1,430,956	1,424,674	1,450,798

Net interest income	1,177,110	1,133,783	1,163,281	1,184,524
Provision for loan losses	31,367	-	-	-

Net interest income after provision for loan losses	1,145,743	1,133,783	1,163,281	1,184,524

Total noninterest income	174,183	184,620	179,102	222,619
Total noninterest expense	1,476,603	1,478,596	1,530,507	1,392,302

Income (loss) before income taxes	(156,677)	(160,193)	(188,124)	14,841
Income taxes (benefit)	(58,166)	(70,274)	(79,140)	42,998

Net loss	$(98,511)	$(89,919)	$(108,984)	$(28,157)

Per share data:
Net loss
Basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.01)
Average shares outstanding
Basic and diluted	3,177,766	3,178,616	3,181,749	3,162,898

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total interest income	$2,124,485	$2,058,982	$2,091,849	$2,314,277
Total interest expense	990,781	955,571	1,047,661	1,245,979

Net interest income	1,133,704	1,103,411	1,044,188	1,068,298
Provision for loan losses	-	-	-	57,973

Net interest income after provision for loan losses	1,133,704	1,103,411	1,044,188	1,010,325

Total noninterest income	74,641	217,786	187,273	170,449
Total noninterest expense	1,372,440	1,242,171	1,329,370	1,418,815

Income (loss) before income taxes	(164,095)	79,026	(97,909)	(238,041)
Income taxes (benefit)	2,765	(7,125)	(119,078)	(78,543)

Net income (loss)	$(166,860)	$86,151	$21,169	$(159,498)

Per share data:
Net income (loss)
Basic and diluted	$ N/A	$ N/A	$ N/A	$ N/A
Average shares outstanding
Basic and diluted	N/A	N/A	N/A	N/A