Form 10-Q
period 2008-03-31
Polonia Bancorp
filed 2008-05-14
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated Filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

As of May 14, 2008, there were 3,278,750 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$868,838	$980,929
Interest-bearing deposits with other institutions	4,292,951	2,844,796
Cash and cash equivalents	5,161,789	3,825,725

Investment securities available for sale	39,787,887	45,885,415
Loans receivable (net of allowance for loan losses of $732,688 and $731,338)	141,964,417	137,279,915
Accrued interest receivable	878,245	848,930
Federal Home Loan Bank stock	1,797,200	1,270,800
Premises and equipment, net	5,122,078	5,195,812
Bank-owned life insurance	4,132,104	4,172,776
Other assets	1,899,844	2,117,796
TOTAL ASSETS	$200,743,564	$200,597,169

LIABILITIES
Deposits	$155,146,334	$163,216,663
FHLB advances - short-term	—	6,000,000
FHLB advances - long-term	18,541,258	4,098,370
Advances by borrowers for taxes and insurance	895,980	1,224,248
Accrued interest payable	65,192	9,504
Other liabilities	1,855,450	2,054,639
TOTAL LIABILITIES	176,504,214	176,603,424

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued and outstanding)	33,063	33,063
Additional paid-in-capital	13,861,285	13,843,776
Retained earnings	11,696,001	11,752,230
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (118,808 and 120,964 shares)	(1,188,080)	(1,209,647)
Unearned restricted shares (64,800 and 64,800 shares)	(538,056)	(568,512)
Accumulated other comprehensive income	375,137	142,835
TOTAL STOCKHOLDERS' EQUITY	24,239,350	23,993,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,743,564	$200,597,169

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,039,573	$1,652,196
Investment securities	533,158	576,007
Other interest and dividend income	42,005	281,070
Total interest and dividend income	2,614,736	2,509,273

INTEREST EXPENSE
Deposits	1,160,437	1,271,780
FHLB advances - short-term	33,664	—
FHLB advances - long-term	68,178	54,805
Advances by borrowers for taxes and insurance	6,614	5,577
Total interest expense	1,268,893	1,332,162

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,345,843	1,177,110
Provision for loan losses	—	31,367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,345,843	1,145,743

NONINTEREST INCOME
Service fees on deposit accounts	27,801	30,676
Earnings on Bank-owned life insurance	(40,672)	20,388
Rental income	80,833	69,552
Other	58,454	53,567
Total noninterest income	126,416	174,183

NONINTEREST EXPENSE
Compensation and employee benefits	865,377	766,808
Occupancy and equipment	277,069	245,474
Federal deposit insurance premiums	21,970	47,560
Data processing expense	67,904	61,699
Professional fees	81,166	105,934
Other	225,376	249,128
Total noninterest expense	1,538,862	1,476,603

Loss before income tax benefit	(66,603)	(156,677)
Income tax benefit	(10,374)	(58,166)

NET LOSS	$(56,229)	$(98,511)

EARNINGS PER SHARE	$(0.02)	$(0.03)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Retained	Unallocated	Unearned	Accumulated Other Comprehensive		Comprehensive
	# of Shares	Amount	Paid-In-Capital	Earning	ESOP Shares	RSP Shares	Income	Total	Income
Balance, December 31, 2007	3,306,250	$33,063	$13,843,776	$11,752,230	$(1,209,647)	$(568,512)	$142,835	$23,993,745

Common stock issued
Net loss				(56,229)				(56,229)	$(56,229)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net of tax benefit of $119,671							232,302	232,302	232,302
Comprehensive income									$176,073
Stock options compensation expense			23,577					23,577
Allocation of unearned ESOP shares			(6,068)		21,567			15,499
Allocation of unearned RSP shares						30,456		30,456
Balance, March 31, 2008	3,306,250	$33,063	$13,861,285	$11,696,001	$(1,188,080)	$(538,056)	$375,137	$24,239,350

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(56,229)	$(98,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	—	31,367
Depreciation, amortization and accretion	101,900	113,986
Earnings on Bank-owned life insurance	40,672	(20,388)
Increase in other payables	—	256,367
Deferred federal income taxes	(5,231)	155,395
Increase in accrued interest receivable	(29,315)	(107,877)
Increase in accrued interest payable	55,688	19,068
Stock compensation expense	23,577	—
Compensation expense on ESOP and RSP shares	52,023	—
Other, net	(101,745)	56,515
Net cash provided by operating activities	81,340	405,922

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	8,462,451	1,780,868
Purchases	(2,022,150)	(383,662)
Increase in loans receivable, net	(4,679,841)	(6,077,689)
Purchase of Federal Home Loan Bank stock	(1,090,600)	(8,000)
Redemptions of Federal Home Loan Bank stock	564,200	15,300
Purchase of premises and equipment	(23,627)	(230,518)
Net cash provided by (used for) investing activites	1,210,433	(4,903,701)

FINANCING ACTIVITES
Increase (decrease) in deposits, net	(8,070,329)	5,166,806
Net decrease in FHLB advances - short-term	(6,000,000)	—
Repayment of FHLB advances - long-term	(323,112)	(662,362)
Proceeds from FHLB advances - long-term	14,766,000	—
Repayment of stock offering subscription rights	—	(12,233,800)
Deferred conversion costs	—	(373,947)
Decrease in advances by borrowers for taxes and insurance, net	(328,268)	(333,195)
Net cash provided by financing activites	44,291	(8,436,498)
Increase (decrease) in cash and cash equivalents	1,336,064	(12,934,277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,825,725	31,866,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,161,789	$18,931,980

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,213,205	$1,313,094
Income taxes	—	—
Noncash transactions	—	—
Transfers from subscription rights to common stock	—	12,549,938
Transfers from customers savings to common stock	—	993,818
Record payable for investment purchased not yet settled	—	1,028,713

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2007.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended March 31,
	2008	2007
Net Loss	$(56,229)	$(98,511)
Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of unearned ESOP shares	(119,525)	(128,484)
Less weighted average number of nonvested restricted stock awards	(58,356)	—
Weighted average shares outstanding basic	3,128,369	3,177,766
Weighted average shares outstanding diluted	3,128,369	3,177,766
Earnings per shares:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)

The three months earnings per share calculation for 2007 is based on the earnings of the Company from January 11, 2007, the date of the initial public offering, through March 31, 2007.

As of March 31, 2008, options to purchase 162,003 shares of Common Stock at a price of $9.40 and 57,240 shares of restricted Common Stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

	Three Months Ended March 31,
	2008	2007
Net loss:	$(56,229)	$(98,511)
Other comprehensive income (loss), net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $119,671 and $67,653	232,302	131,326
Other comprehensive income, net of tax	232,302	131,326
Comprehensive income	$176,073	$32,815

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,333,131. The cash surrender value of these policies totaled $4,132,104 and $4,172,776 at March 31, 2008 and December 31, 2007, respectively. The Plan provides that death benefits totaling $6.0 million at March 31, 2008, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At March 31, 2008 and December 31, 2007, $1,405,247 and $1,392,149 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $477,784 and $473,331 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $40,420 and $66,828 for the three months ended March 31, 2008 and 2007, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended March 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$49,934	$49,116
Interest cost	(9,514)	17,712
Net periodic benefit cost	$40,420	$66,828

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

6.	Fair Value Measurements

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Banks assets measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of March 31, 2008
Securities available-for-sale	$—	$39,787,887	$39,787,887

As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Bank’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

As of March 31, 2008, the Bank did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2008, all of the financial assets measured at fair value utilized the market approach.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Polonia Bancorp. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s Form 10-KSB for the year ended December 31, 2007 under “Item 1: Description of Business - Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $200.7 million, an increase of $100,000, or 0.1%, from total assets of $200.6 million at December 31, 2007. The increase in assets resulted primarily from a $4.7 million increase in loans and a $1.4 million increase in cash and cash equivalents, partially offset by a $6.1 million decrease in investment securities available for sale. Total liabilities at March 31, 2008 were $176.5 million compared to $176.6 million at December 31, 2007, a decrease of $100,000, or 0.1%. The decrease in liabilities was mainly due to a $8.1 million decrease in deposits, and a $6.0 million decrease in FHLB advances - short-term, partially offset by a $14.4 million increase FHLB advances - long-term. Total stockholders’ equity increased to $24.2 million at March 31, 2008 from $24.0 million at December 31, 2007, an increase of $200,000, or 0.8%, primarily due to a $300,000 increase in accumulated other comprehensive income, partially offset by a $100,000 decrease in retained earnings.

Loans, net, increased $4.7 million, or 3.4%, to $142.0 million at March 31, 2008, compared to $137.3 million at December 31, 2007. The size of our loan portfolio increased during the three months ended March 31, 2008 due primarily to the hiring of two one-to-four family loan originators who have been active in the funding of originations throughout our lending territory.

Total deposits decreased to $155.1 million from $163.2 million during the three months ended March 31, 2008, a decrease of $8.1 million, or 5.0%. The decrease in deposits was attributable, in part, to the maturity of a $5.0 million time deposit with the Pennsylvania Local Government Investment Trust (“PLGIT”) and increased competition in our market area.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. FHLB advances long-term increased $14.4 million to $18.5 million at March 31, 2008, from $4.1 million at December 31, 2007, an increase of 351.2%. The $14.4 million increase in FHLB advances long-term was due to better funding opportunities available through the FHLB. The advances outstanding at March 31, 2008 mature in 2008 through 2018. The $8.4 million increase in FHLB advances was the result of funding the decline in deposits.

Comparison of Operating Results For The Three Months Ended March 31, 2008 and 2007

 General.  We recorded a net loss of $56,000 during the three months ended March 31, 2008, compared to a net loss of $99,000 during the three months ended March 31, 2007. The change in net loss for the 2008 period was primarily related to higher net interest and dividend income, partially offset by higher noninterest expense and lower noninterest income.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,040	$1,652
Investment securities	533	576
Other interest and dividend income	42	281
Total interest and dividend income	2,615	2,509

Interest Expense:
Deposits	1,160	1,272
FHLB advances - short-term	34	—
FHLB advances - long-term	68	55
Advances by borrowers for taxes and insurance	7	6
Total interest expense	1,269	1,332
Net interest income	$1,346	$1,177

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008		2007
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$139,698	5.84%	$114,542	5.85%
Investment securities	42,451	5.02	45,353	5.15
Other interest-earning assets	4,336	3.89	22,300	5.11
Total interest-earning assets	186,485	5.62%	182,195	5.58%
Noninterest-earning assets:	12,867		13,342
Allowance for Loan Losses	(732)		(714)
Total assets	$198,620		$194,823

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,595	0.73%	11,832	0.55%
Money market deposits	29,718	3.19	27,814	5.09
Savings accounts	35,585	0.82	40,389	0.80
Time deposits	78,439	4.24	74,464	4.50
Total interest-bearing deposits	155,337	3.00%	154,499	3.34%
FHLB advances - short-term	3,714	3.67	—	—
FHLB advances - long-term	8,072	3.38	5,953	3.75
Advances by borrowers for taxes and insurance	1,322	2.12	1,161	2.10
Total interest-bearing liabilities	168,445	3.02%	161,613	3.34%
Noninterest-bearing liabilities:	5,945		10,177
Total liabilities	174,390		171,790
Retained earnings	24,230		23,033
Total liabilities and retained earnings	$198,620		$194,823

Interest rate spread		2.60%		2.24%
Net yield on interest-bearing assets		2.90%		2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities		110.71%		112.74%

Our net interest spread improved from 2.24% for the three months ended March 31, 2007 to 2.60% for the same period in 2008. Since August 2007, the Federal Reserve has cut the Fed Funds rate by 300 basis points, the largest decline in a 26 week period since 1985. During this time, the yield curve has become relatively normal. For the quarter ended March 31, 2008, the rate cuts had a positive impact on the Company by decreasing our short-term cost of funds more than the decrease in interest income earned on shorter term interest earning assets. As such, the Bank’s interest margin has continued to improve. Management continues to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin. Net interest and dividend income for the three months ended March 31, 2008 increased $169,000 to $1.4 million, or 14.4%, from $1.2 million during the same period last year, primarily reflecting higher volume in loans and a lower weighted average rate paid on deposits, partially offset by lower average balance on other interest-earning assets and investment securities, a lower average interest rate earned on other interest earning assets and investment securities and a higher average balance of FHLB advances. The average balance of loans grew during the quarter due to a continued effort by our new loan officers. Lower interest expense on deposits was due to a continuing decline in rates due to a lower Federal Funds rate. The lower average balance of other interest-earning assets was due to an increase in loan fundings during the quarter.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$731	$695
Provision for loan losses	—	31
Charge-offs	—	—
Recoveries	2	1
Net charge-offs	2	1
Allowance at end of period	$733	$727

We did not record a provision for loan losses for the three months ended March 31, 2008, compared to a $31,000 provision for loan losses for the three months ended March 31, 2007. The lack of provision during the period ending March 31, 2008 reflects management’s assessment of charge-off activity, decreased non-performing loans and improved loan delinquencies.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At March 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$212	$329
Real estate owned	—	—
Total nonperforming assets	$212	$329

Total nonperforming loans to total loans	0.15%	0.28%
Total nonperforming loans to total assets	0.11%	0.17%
Total nonperforming assets to total assets	0.11%	0.17%

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service fees on deposit accounts	$28	$31
Earnings on Bank-owned life insurance	(41)	20
Rental income	81	70
Other	58	53
Total	$126	$174

The $48,000 decrease in non-interest income during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to the decrease in earnings on Bank-owned life insurance and service fees on deposit accounts, partially offset by higher rental income from our office building and higher other income from revenues generated by our title insurance subsidiary.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$865	$767
Occupancy and equipment	277	245
Federal deposit insurance premiums	22	48
Data processing expense	68	62
Professional fees	81	106
Other	226	249
Total	$1,539	$1,477

Total non-interest expense increased $62,000, or 4.2%, to $1.5 million for the three months ended March 31, 2008 from the prior year period. The increases in non-interest expenses for the three months ended March 31, 2008 as compared to the prior year periods were primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance, additional pension expense, higher occupancy and equipment and higher data processing expense, partially offset by lower federal deposit insurance premiums, lower professional fees and lower other expenses.

Income Taxes.  We recorded a tax benefit of $10,000 for the three months ended March 31, 2008 compared to a tax benefit of $58,000 during the three months ended March 31, 2007. The decrease in the tax benefit in 2008 resulted from lower operating losses before taxes.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $5.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.8 million at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $149.8 million from the FHLB of Pittsburgh. On March 31, 2008, we had $18.5 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At March 31, 2008, we had $4.0 million in mortgage loan commitments outstanding. Time deposits due within one year of March 31, 2008 totaled $33.2 million, or 44.7% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2009. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2008 and the year ended December 31, 2007 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. No material changes in market risk strategy occurred during the current period. For information regarding market risk at December 31, 2007, see “Interest Rate Risk Management” in the Company’s Form 10-KSB for the period ended December 31, 2007.

Item 4.	Controls and Procedures

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

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At March 31, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended March 31, 2008.

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

Date: May 14, 2008
By:  /s/ Anthony J. Szuszczewicz

Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2008
By:  /s/ Paul D. Rutkowski

Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)