Form 10-Q
period 2008-06-30
Polonia Bancorp
filed 2008-08-14
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2008, there were 3,218,750 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$969,721	$980,929
Interest-bearing deposits with other institutions	15,187,772	2,844,796
Cash and cash equivalents	16,157,493	3,825,725

Investment securities available for sale	37,416,005	45,885,415
Loans receivable (net of allowance for loan losses of $770,010 and $731,338)	152,084,229	137,279,915
Accrued interest receivable	915,477	848,930
Federal Home Loan Bank stock	1,764,800	1,270,800
Premises and equipment, net	5,035,619	5,195,812
Bank-owned life insurance	4,092,780	4,172,776
Other assets	2,039,491	2,117,796
TOTAL ASSETS	$219,505,894	$200,597,169

LIABILITIES
Deposits	$174,248,101	$163,216,663
FHLB advances - short-term	-	6,000,000
FHLB advances - long-term	18,215,071	4,098,370
Advances by borrowers for taxes and insurance	1,441,019	1,224,248
Accrued interest payable	70,382	9,504
Other liabilities	2,001,716	2,054,639
TOTAL LIABILITIES	195,976,289	176,603,424

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,420,535	13,275,264
Retained earnings	11,693,077	11,752,230
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (116,651 and 120,964 shares)	(1,166,514)	(1,209,647)
Treasury Stock (37,500 shares)	(368,600)	-
Accumulated other comprehensive income (loss)	(81,956)	142,835
TOTAL STOCKHOLDERS' EQUITY	23,529,605	23,993,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,505,894	$200,597,169

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,163,344	$1,752,531	$4,202,917	$3,404,727
Investment securities	498,251	571,044	1,031,409	1,147,051
Other interest and dividend income	50,711	241,164	92,716	522,234
Total interest and dividend income	2,712,306	2,564,739	5,327,042	5,074,012

INTEREST EXPENSE
Deposits	1,114,205	1,375,918	2,274,642	2,647,699
FHLB advances - short-term	11,213	-	44,877	-
FHLB advances - long-term	130,701	49,915	198,879	104,720
Advances by borrowers for taxes and insurance	5,940	5,123	12,554	10,700
Total interest expense	1,262,059	1,430,956	2,530,952	2,763,119

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,450,247	1,133,783	2,796,090	2,310,893
Provision for loan losses	-	-	-	31,367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,450,247	1,133,783	2,796,090	2,279,526

NONINTEREST INCOME
Service fees on deposit accounts	36,970	36,131	64,772	66,807
Earnings on Bank-owned life insurance	(39,324)	40,509	(79,996)	60,897
Rental income	77,122	73,590	157,955	143,142
Other	57,557	34,390	116,010	87,957
Total noninterest income	132,325	184,620	258,741	358,803

NONINTEREST EXPENSE
Compensation and employee benefits	841,717	754,339	1,707,094	1,521,147
Occupancy and equipment	267,208	240,229	544,277	485,703
Federal deposit insurance premiums	24,081	49,682	46,051	97,242
Data processing expense	64,824	65,749	132,728	127,447
Professional fees	74,475	120,190	155,641	226,125
Other	291,553	248,407	516,928	497,536
Total noninterest expense	1,563,858	1,478,596	3,102,719	2,955,200

Income (loss) before income tax expense (benefit)	18,714	(160,193)	(47,888)	(316,871)
Income tax expense (benefit)	21,638	(70,274)	11,265	(128,441)

NET LOSS	$(2,924)	$(89,919)	$(59,153)	$(188,430)

EARNINGS PER SHARE	$0.00	$(0.03)	$(0.02)	$(0.06)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
							Other
	Common Stock		Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	# of Shares	Amount	Paid-In-Capital	Earnings	ESOP Shares	Stock	Loss	Total	Loss
Balance, December 31, 2007	3,306,250	$33,063	$13,275,264	$11,752,230	$(1,209,647)	$-	142,835	$23,993,745
Common stock issued
Net loss				(59,153)				(59,153)	$(59,153)
Other comprehensive loss:
Unrealized loss on available-for-sale
securities, net of tax benefit
of $115,801							(224,791)	(224,791)	(224,791)
Comprehensive loss									$(283,944)
Purchase of Treasury Stock (37,500 shares)						(368,600)		(368,600)
Stock options compensation expense			66,796					66,796
Allocation of unearned ESOP shares			(7,817)		43,133			35,316
Allocation of unearned Restricted Stock			86,292					86,292
Balance, June 30, 2008	3,306,250	$33,063	$13,420,535	$11,693,077	$(1,166,514)	$(368,600)	$(81,956)	$23,529,605

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(59,153)	$(188,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	-	31,367
Depreciation, amortization and accretion	197,478	189,029
Earnings on Bank-owned life insurance	79,996	(60,897)
Increase in other payables	-	256,367
Deferred federal income taxes	(10,462)	139,528
Increase in accrued interest receivable	(66,547)	(54,901)
Increase in accrued interest payable	60,878	38,746
Stock compensation expense	66,796	-
Compensation expense on ESOP and Restricted Stock shares	129,425	-
Other, net	143,828	167,871
Net cash provided by operating activities	542,239	518,680
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	13,259,753	3,746,225
Purchases	(5,151,041)	(2,991,431)
Increase in loans receivable, net	(14,717,422)	(7,838,475)
Loans purchased	(72,638)	(3,855,244)
Purchase of Federal Home Loan Bank stock	(1,344,300)	(90,000)
Redemptions of Federal Home Loan Bank stock	850,300	30,700
Purchase of premises and equipment	(31,433)	(250,464)
Net cash used for investing activites	(7,206,781)	(11,248,689)
FINANCING ACTIVITES
Increase in deposits, net	11,031,438	6,112,907
Net decrease in FHLB advances - short-term	(6,000,000)	-
Repayment of FHLB advances - long-term	(649,299)	(1,153,333)
Proceeds of FHLB advances - long-term	14,766,000	-
Purchase of Treasury stock	(368,600)	-
Repayment of stock offering subscription rights	-	(12,233,800)
Deferred conversion costs	-	(373,947)
Increase in advances by borrowers for taxes and insurance, net	216,771	131,935
Net cash provided by (used for) financing activites	18,996,310	(7,516,238)
Increase (decrease) in cash and cash equivalents	12,331,768	(18,246,247)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,825,725	31,866,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,157,493	$13,620,010

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,470,074	$2,654,685
Income taxes	-	-
Noncash transactions
Transfers from subscription rights to stockholders equity	-	12,549,940
Transfers from customers savings to stockholders equity	-	993,818

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2007.

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

Recent Accounting and Regulatory Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Loss	$(2,924)	$(89,919)	$(59,153)	$(188,430)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250

Less weighted average number of treasury stock shares	27,775	-	13,887	-
Less weighted average number of unearned ESOP shares	117,365	127,634	118,449	128,269
Less weighted average number of nonvested restricted stock awards	55,015	-	56,127	-
Weighted average shares outstanding basic	3,106,095	3,178,616	3,117,787	3,177,981
Weighted average shares outstanding diluted	3,106,095	N/A	3,117,787	N/A
Earnings per share:
Basic	$0.00	$(0.03)	$(0.02)	$(0.06)
Diluted	0.00	N/A	(0.02)	N/A

The six months earnings per share calculation for 2007 is based on the earnings of the Company from January 11, 2007, the date of the initial public offering, through June 30, 2007.

As of June 30, 2008, options to purchase 162,003 shares of Common Stock at a price of $9.40 and 64,800 shares of restricted Common Stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss:	$(2,924)	$(89,919)	$(59,153)	$(188,430)
Other comprehensive loss, net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $235,472, $222,237, $115,801 and $154,584	(457,093)	(431,401)	(224,791)	(300,075)
Other comprehensive loss, net of tax	(457,093)	(431,401)	(224,791)	(300,075)
Comprehensive loss	$(460,017)	$(521,320)	$(283,944)	$(488,505)

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,288,850. The cash surrender value of these policies totaled $4,092,780 and $4,172,776 at June 30, 2008 and December 31, 2007, respectively. The Plan provides that death benefits totaling $6.0 million at June 30, 2008, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At June 30, 2008 and December 31, 2007, $1,418,345 and $1,392,149 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $482,237 and $473,331 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $38,898 and $65,383 for the three months ended June 30, 2008 and 2007, and $79,318 and $132,211 for the six months ended June 30, 2008 and 2007, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$48,412	$47,671	$98,346	$96,787
Interest cost	(9,514)	17,712	(19,028)	35,424
Net periodic benefit cost	$38,898	$65,383	$79,318	$132,211

5.	Fair Value Measurements

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
The following table presents information about the Banks assets measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Balance as
	Identical	Observable	of
	Assets	Inputs	June 30,
	(Level 1)	(Level 2)	2008

Securities available-for-sale	$-	$37,416,005	$37,416,005

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

As of June 30, 2008, the Bank did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2008, all of the financial assets measured at fair value utilized the market approach.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $219.5 million, an increase of $18.9 million, or 9.4%, from total assets of $200.6 million at December 31, 2007. The increase in assets resulted primarily from a $14.8 million increase in loans and a $12.4 million increase in cash and cash equivalents, partially offset by a $8.5 million decrease in investment securities available for sale. Total liabilities at June 30, 2008 were $196.0 million compared to $176.6 million at December 31, 2007, an increase of $19.4 million, or 10.9%. The increase in liabilities was mainly due to a $11.1 million increase in deposits, and a $14.0 million increase in FHLB advances – long-term, partially offset by a $6.0 million decrease FHLB advances – short-term. Total stockholders’ equity decreased to $23.5 million at June 30, 2008 from $24.0 million at December 31, 2007, a decrease of $464,000, or 1.9%, primarily due to $369,000 in stock repurchases and a $225,000 decrease in accumulated other comprehensive income.

Loans, net, increased $14.8 million, or 10.8%, to $152.1 million at June 30, 2008, compared to $137.3 million at December 31, 2007. The size of our loan portfolio increased during the six months ended June 30, 2008 due primarily to the hiring of two one-to-four family residential loan originators who have been active in the funding of originations throughout our lending territory.

Total deposits increased to $174.3 million from $163.2 million during the six months ended June 30, 2008, an increase of $11.1 million, or 6.8%. The increase in deposits was attributable, in part, to the offering of a very competitive certificate of deposit during the six month period, as well as increased advertising and the introduction of two new deposit products.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. FHLB advances long-term increased $14.1 million to $18.2 million at June 30, 2008, from $4.1 million at December 31, 2007. The $14.1 million increase in FHLB advances long-term was due to better longer term funding opportunities available through the FHLB. The advances outstanding at June 30, 2008 mature in 2008 through 2018.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2008 and 2007

General.  We recorded a net loss of $3,000 during the three months ended June 30, 2008, compared to a net loss of $90,000 during the three months ended June 30, 2007. The lower net loss for the 2008 period was primarily related to higher net interest and dividend income, partially offset by higher noninterest expense, lower noninterest income and higher income tax expense.

We recorded a net loss of $59,000 during the six months ended June 30, 2008, compared to a net loss of $188,000 during the six months ended June 30, 2007. The lower net loss for 2008 was primarily related to higher net interest and dividend income, partially offset by higher noninterest expense, lower noninterest income and higher income tax expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,163	$1,753	$4,203	$3,405
Investment securities	498	571	1,031	1,147
Other interest and dividend income	51	241	93	522
Total interest and dividend income	2,712	2,565	5,327	5,074
Interest Expense:
Deposits	1,114	1,376	2,275	2,647
FHLB advances - short-term	11	-	45	-
FHLB advances - long-term	131	50	199	105
Advances by borrowers for taxes and insurance	6	5	12	11
Total interest expense	1,262	1,431	2,531	2,763
Net interest income	$1,450	$1,134	$2,796	$2,311

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$147,730	5.86%	$120,638	5.89%	$143,714	5.93%	$117,607	5.87%
Investment securities	39,084	5.10	44,352	5.22	40,768	5.07	44,849	5.16
Other interest-earning assets	9,536	2.15	19,131	5.11	6,936	2.69	20,707	5.08
Total interest-earning assets	196,350	5.54%	184,121	5.65%	191,418	5.58%	183,163	5.59%
Noninterest-earning assets:	12,648		13,316		12,761		13,330
Allowance for Loan Losses	(760)		(728)		(746)		(721)
Total assets	$208,238		$196,709		$203,433		$195,772

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	12,345	0.84%	11,217	0.54%	11,970	0.79%	11,523	0.56%
Money market deposits	25,669	2.94	33,815	5.16	27,661	3.08	30,831	5.09
Savings accounts	36,583	0.84	39,879	0.82	36,084	0.84	40,133	0.81
Time deposits	81,866	4.03	74,951	4.60	80,153	4.13	74,709	4.52
Total interest-bearing deposits	156,463	2.86%	159,862	3.49%	155,868	2.93%	157,196	3.40%
FHLB advances - short-term	1,890	2.33	-	-	2,802	3.22	-	-
FHLB advances - long-term	18,421	2.85	5,376	3.77	13,246	3.01	5,663	3.70
Advances by borrowers for taxes and insurance	1,176	2.05	1,005	2.02	1,249	1.93	1,083	2.05
Total interest-bearing liabilities	177,950	2.84%	166,243	3.49%	173,165	2.93%	163,942	3.40%
Noninterest-bearing liabilities:	6,415		6,111		6,266		8,132
Total liabilities	184,365		172,354		179,431		172,074
Retained earnings	23,873		24,355		24,002		23,698
Total liabilities and retained earnings	$208,238		$196,709		$203,433		$195,772

Interest rate spread		2.70%		2.16%		2.65%		2.19%
Net yield on interest-bearing assets		2.96%		2.50%		2.93%		2.54%
Ratio of average interest-earning assets to average interest-bearing liabilities		110.34%		110.75%		110.54%		111.72%

Our net interest spread improved from 2.16% for the three months ended June 30, 2007 to 2.70% for the same period in 2008. Our net interest spread improved from 2.19% for the six months ended June 30, 2007 to 2.65% for the same period in 2008. Net interest and dividend income for the three months ended June 30, 2008 increased $316,000 to $1.4 million, or 27.9%, from $1.1 million during the same period last year. Net interest and dividend income for the six months ended June 30, 2008 increased $485,000 to $2.8 million, or 21.1%, from $2.3 million during the same period last year. The reasons for the increase in net interest and dividend income for the three and six month periods reflect a higher volume in loans and a lower weighted average rate paid on deposits, partially offset by lower average balance on other interest-earning assets and investment securities, a lower average interest rate earned on other interest-earning assets and investment securities and a higher average balance of FHLB advances. The average balance of loans grew during the three and six months ended June 30, 2008 due to a continued effort by our new loan officers. Lower interest expense on deposits was due to a continuing decline in rates due to a lower Federal Funds rate. The lower average balance of other interest-earning assets was due to an increase in loan funding during the three and six months endings June 30, 2008. Other interest-earning assets primarily consist of cash and cash equivalents.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$733	$727	$731	$695
Provision for loan losses	-	-	-	31
Charge-offs	-	-	-	-
Recoveries	37	2	39	3
Net charge-offs	37	2	39	3
Allowance at end of period	$770	$729	$770	$729

We did not record a provision for loan losses for the three months ended June 30, 2008 and 2007. The lack of provision during the period ending June 30, 2008 reflects management’s assessment of charge-off activity, decreased non-performing loans and improved loan delinquencies.

We did not record a provision for loan losses for the six months ended June 30, 2008, compared to a $31,000 provision for loan losses for the six months ended June 30, 2007. The lack of provision during the period ending June 30, 2008 reflects management’s assessment of charge-off activity and continued low nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At June 30,
	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$142	$353
Real estate owned	-	-
Total nonperforming assets	$142	$353

Total nonperforming loans to total loans	0.09%	0.28%
Total nonperforming loans to total assets	0.06%	0.18%
Total nonperforming assets to total assets	0.06%	0.18%

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$37	$36	$65	$67
Earnings on Bank-owned life insurance	(39)	41	(80)	61
Rental income	77	74	158	143
Other	57	34	116	88
Total	$132	$185	$259	$359

The $53,000 decrease in noninterest income during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to the decrease in earnings on Bank-owned life insurance, partially offset by higher other income from revenues generated by our title insurance subsidiary.

The $100,000 decrease in noninterest income during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to the decrease in earnings on Bank-owned life insurance, partially offset by higher rental income from our office building and higher other income from revenues generated by our title insurance subsidiary.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$842	$754	$1,707	$1,521
Occupancy and equipment	267	240	544	486
Federal deposit insurance premiums	24	50	46	97
Data processing expense	65	66	133	127
Professional fees	74	120	156	226
Other	292	249	517	498
Total	$1,564	$1,479	$3,103	$2,955

Total noninterest expense increased $85,000, or 5.7%, to $1.6 million for the three months ended June 30, 2008 from the prior year period. The increase in noninterest expenses for the three months ended June 30, 2008 as compared to the prior year period was primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance, additional pension expense. Also, contributing to the increase in noninterest expense was higher occupancy and equipment related to increased utilities and building maintenance expenses and an increase in other expenses due to the granting of options to directors, partially offset by lower federal deposit insurance premiums and lower professional fees.

Total noninterest expense increased $148,000, or 5.0%, to $3.1 million for the six months ended June 30, 2008 from the prior year period. The increase in noninterest expenses for the six months ended June 30, 2008 as compared to the prior year period was primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance, additional pension expense, higher occupancy and equipment and an increase in other expense due to expense related to the granting of options to directors and advertising expenses, partially offset by lower federal deposit insurance premiums and lower professional fees.

Income Taxes.  We recorded tax expense of $22,000 for the three months ended June 30, 2008 compared to a tax benefit of $70,000 during the three months ended June 30, 2007. The recording of tax expense in 2008 as compared to 2007 resulted from the increase in our operating profits.

We recorded tax expense of $11,000 for the six months ended June 30, 2008 compared to a tax benefit of $128,000 during the six months ended June 30, 2007. The recording of tax expense in 2008 as compared to 2007 resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $16.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.4 million at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow a total of approximately $134.2 million from the FHLB of Pittsburgh. On June 30, 2008, we had $18.2 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At June 30, 2008, we had $3.4 million in mortgage loan commitments outstanding. Time deposits due within one year of June 30, 2008 totaled $28.0 million, or 29.9% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases.

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

For the six months ended June 30, 2008 and the year ended December 31, 2007 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

 Not applicable.

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

PART II. OTHER INFORMATION

Item1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At June 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the second quarter of 2008 were as follows:

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

April 1 - 30, 2008	27,500	$9.84	27,500
May 1 - 31, 2008	10,000	9.80	10,000
June 1 - 30, 2008	-	-	-
Total	37,500	$9.83	37,500	111,241

(1)	On March 4, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 148,741 shares of the Company's common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission Of Matters to a Vote of Security Holders

A.	The Annual Meeting of Stockholders was held on May 20, 2008.

B.	The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of directors for a three-year term.

Nominees	For	Withheld
Edward W. Lukiewski	2,680,621	255,843

2.	Ratification of the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public
Accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
2,873,970	60,606	1,888

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Polonia Bancorp (1)

3.2	Bylaws of Polonia Bancorp (1)

4.0	Stock Certificate of Polonia Bancorp (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications
_______________
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

POLONIA BANCORP

Date: August 14, 2008	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2008	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)