Form 10-Q
period 2008-09-30
Polonia Bancorp
filed 2008-11-12
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 10, 2008, there were 3,204,260 shares of the registrant’s common stock outstanding.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$1,841,644	$980,929
Interest-bearing deposits with other institutions	4,694,718	2,844,796
Cash and cash equivalents	6,536,362	3,825,725

Investment securities available for sale	37,503,156	45,885,415
Loans receivable (net of allowance for loan losses of $855,902 and $731,338)	162,126,478	137,279,915
Accrued interest receivable	954,143	848,930
Federal Home Loan Bank stock	2,006,400	1,270,800
Premises and equipment, net	5,067,115	5,195,812
Bank-owned life insurance	4,048,092	4,172,776
Other assets	1,927,815	2,117,796
TOTAL ASSETS	$220,169,561	$200,597,169

LIABILITIES
Deposits	$169,288,422	$163,216,663
FHLB advances - short-term	-	6,000,000
FHLB advances - long-term	24,885,777	4,098,370
Advances by borrowers for taxes and insurance	824,725	1,224,248
Accrued interest payable	126,907	9,504
Other liabilities	2,082,884	2,054,639
TOTAL LIABILITIES	197,208,715	176,603,424

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,467,331	13,275,264
Retained earnings	11,297,228	11,752,230
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (114,481 and 120,964 shares)	(1,144,810)	(1,209,647)
Treasury Stock (88,490 shares)	(753,525)	-
Accumulated other comprehensive loss	61,559	142,835
TOTAL STOCKHOLDERS' EQUITY	22,960,846	23,993,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,169,561	$200,597,169

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,313,650	$1,866,319	$6,516,567	$5,271,047
Investment securities	491,075	610,290	1,522,484	1,757,341
Other interest and dividend income	43,739	111,346	136,455	633,579
Total interest and dividend income	2,848,464	2,587,955	8,175,506	7,661,967

INTEREST EXPENSE
Deposits	1,225,285	1,367,778	3,499,927	4,015,476
FHLB advances - short-term	2,669	6,744	47,547	6,744
FHLB advances - long-term	156,889	44,981	355,768	149,701
Advances by borrowers for taxes and insurance	6,579	5,171	19,132	15,871
Total interest expense	1,391,422	1,424,674	3,922,374	4,187,792

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,457,042	1,163,281	4,253,132	3,474,175
Provision for loan losses	84,992	-	84,992	31,367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,372,050	1,163,281	4,168,140	3,442,808

NONINTEREST INCOME
Service fees on deposit accounts	24,201	28,929	88,973	95,737
Earnings on Bank-owned life insurance	(44,688)	44,639	(124,684)	105,536
Investment secuities losses, net	(411,500)	-	(411,500)	-
Gain on sale of loans	83,640	603	99,440	12,425
Rental income	78,627	68,870	236,582	212,012
Other	40,636	36,061	140,846	112,195
Total noninterest income	(229,084)	179,102	29,657	537,905

NONINTEREST EXPENSE
Compensation and employee benefits	853,805	761,379	2,560,900	2,282,526
Occupancy and equipment	276,009	285,738	820,286	771,441
Federal deposit insurance premiums	27,285	42,229	73,335	139,471
Data processing expense	63,807	67,119	196,535	194,567
Professional fees	78,999	123,821	234,640	349,946
Other	204,765	250,221	721,693	747,757
Total noninterest expense	1,504,670	1,530,507	4,607,389	4,485,708

Loss before income tax expense (benefit)	(361,704)	(188,124)	(409,592)	(504,995)
Income tax expense (benefit)	34,145	(79,140)	45,410	(207,581)

NET LOSS	$(395,849)	$(108,984)	$(455,002)	$(297,414)

EARNINGS PER SHARE	$(0.13)	$(0.03)	$(0.15)	$(0.09)

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
			Additional				Other
	Common Stock		Paid-In-	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	# of Shares	Amount	Capital	Earnings	ESOP Shares	Stock	Income (loss)	Total	Loss

Balance, December 31, 2007	3,306,250	$33,063	$13,275,264	$11,752,230	$(1,209,647)	$-	$142,835	$23,993,745

Net loss				(455,002)				(455,002)	$(455,002)
Other comprehensive loss:
Unrealized loss on available-for-sale
securities, net of tax benefit
of $41,869							(81,276)	(81,276)	(81,276)
Comprehensive loss									$(536,278)
Purchase of Treasury Stock (88,490 shares)						(753,525)		(753,525)
Stock options compensation expense			89,195					89,195
Allocation of unearned ESOP shares			(12,353)		64,837			52,484
Allocation of unearned Restricted Stock			115,225					115,225

Balance, September 30, 2008	3,306,250	$33,063	$13,467,331	$11,297,228	$(1,144,810)	$(753,525)	$61,559	$22,960,846

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(455,002)	$(297,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	84,992	31,367
Depreciation, amortization and accretion	287,009	298,605
Investment securities losses, net	411,500	-
Gain on sale of loans	(99,440)	(12,425)
Earnings on Bank-owned life insurance	124,684	(105,536)
Deferred federal income taxes	(15,692)	123,661
Decrease in accrued interest receivable	(105,213)	(232,201)
Increase in accrued interest payable	117,403	55,147
Stock compensation expense	89,195	7,859
Compensation expense on ESOP and Restricted Stock shares	180,063	-
Other, net	263,433	166,612
Net cash provided by operating activities	882,932	35,675

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	15,009,760	5,561,984
Purchases	(7,186,764)	(7,846,312)
Increase in loans receivable, net	(26,853,059)	(17,259,612)
Loans purchased	(2,966,157)	(3,855,244)
Proceeds from the sale of loans	5,007,927	-
Purchase of Federal Home Loan Bank stock	(1,819,900)	(346,600)
Redemptions of Federal Home Loan Bank stock	1,084,300	46,300
Purchase of premises and equipment	(154,520)	(276,012)
Net cash used for investing activites	(17,878,413)	(23,975,496)

FINANCING ACTIVITES
Increase in deposits, net	6,071,759	5,143,498
Net increase (decrease) in FHLB advances - short-term	(6,000,000)	6,000,000
Repayment of FHLB advances - long-term	(978,593)	(1,737,363)
Proceeds of FHLB advances - long-term	21,766,000	-
Purchase of Treasury stock	(753,525)	-
Repayment of stock offering subscription rights	-	(12,233,800)
Deferred conversion costs	-	(373,947)
Decrease in advances by borrowers for taxes and insurance, net	(399,523)	(450,963)
Net cash provided by (used for) financing activites	19,706,118	(3,652,575)
Increase (decrease) in cash and cash equivalents	2,710,637	(27,592,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,825,725	31,866,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,536,362	$4,273,861

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,804,971	$4,132,645
Income taxes	-	-
Noncash transactions
Transfers from subscription rights to stockholders equity	-	12,549,940
Transfers from customers savings to stockholders equity	-	993,818
Record payable for investment purchased not yet settled	-	500,000

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-KSB for the year ended December 31, 2007.

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

Recent Accounting and Regulatory Pronouncements

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Loss	$(395,849)	$(108,984)	$(455,002)	$(297,414)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250

Less weighted average number of treasury stock shares	81,877	-	36,716	-
Less weighted average number of unearned ESOP shares	115,236	124,501	117,383	126,390
Less weighted average number of nonvested restricted stock awards	53,025	-	53,856	-
Weighted average shares outstanding basic	3,056,112	3,181,749	3,098,295	3,179,860
Weighted average shares outstanding diluted	3,056,112	3,181,749	3,098,295	3,179,860
Earnings per share:
Basic	$(0.13)	$(0.03)	$(0.15)	$(0.09)
Diluted	(0.13)	(0.03)	(0.15)	(0.09)

The nine months earnings per share calculation for 2007 is based on the earnings of the Company from January 11, 2007, the date of the initial public offering, through September 30, 2007.

As of September 30, 2008, options to purchase 162,003 shares of Common Stock at a price of $9.40 and 48,300 shares of restricted Common Stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss:	$(395,849)	$(108,984)	$(455,002)	$(297,414)
Other comprehensive income (loss), net of tax
Fair value adjustment on securities available for sale, net of tax
benefit of $73,932, $209,898, $41,869 and $55,314	143,515	407,449	(81,276)	107,374
Other comprehensive loss, net of tax	143,515	407,449	(81,276)	107,374
Comprehensive income (loss)	$(252,334)	$298,465	$(536,278)	$(190,040)

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,238,812. The cash surrender value of these policies totaled $4,048,092 and $4,172,776 at September 30, 2008 and December 31, 2007, respectively. The Plan provides that death benefits totaling $6.0 million at September 30, 2008, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At September 30, 2008 and December 31, 2007, $1,431,243 and $1,392,149 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $486,623 and $473,331 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $41,010 and $67,646 for the three months ended September 30, 2008 and 2007, and $120,328 and $199,855 for the nine months ended September 30, 2008 and 2007, respectively. The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$20,765	$49,934	$59,593	$146,721
Interest cost	20,245	17,712	60,735	53,134
Net periodic benefit cost	$41,010	$67,646	$120,328	$199,855

5.	Fair Value Measurements

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
The following table presents information about the Banks assets measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Balance as
	Identical	Observable	of
	Assets	Inputs	September 30,
	(Level 1)	(Level 2)	2008

Securities available-for-sale	$-	$37,503,156	$37,503,156

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

As of September 30, 2008, the Bank did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2008, all of the financial assets measured at fair value utilized the market approach.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $220.2 million, an increase of $19.6 million, or 9.8%, from total assets of $200.6 million at December 31, 2007. The increase in assets resulted primarily from a $24.8 million increase in loans and a $2.7 million increase in cash and cash equivalents, partially offset by a $8.3 million decrease in investment securities available for sale. Total liabilities at September 30, 2008 were $197.2 million compared to $176.6 million at December 31, 2007, an increase of $20.6 million, or 11.7%. The increase in liabilities was mainly due to a $6.1 million increase in deposits, and a $20.8 million increase in FHLB advances - long-term, partially offset by a $6.0 million decrease FHLB advances - short-term. Total stockholders’ equity decreased to $23.0 million at September 30, 2008 from $24.0 million at December 31, 2007, a decrease of $1.0 million, or 4.2%, primarily due to $754,000 in stock repurchases, a $455,000 decrease in retained earnings offset by a $81,000 decrease in accumulated other comprehensive loss.

Loans, net, increased $24.8 million, or 18.1%, to $162.1 million at September 30, 2008, compared to $137.3 million at December 31, 2007. The size of our loan portfolio increased during the nine months ended September 30, 2008 due primarily to the hiring of two one-to-four family residential loan originators who have been active in the funding of originations throughout our lending territory.

Total deposits increased to $169.3 million from $163.2 million during the nine months ended September 30, 2008, an increase of $6.1 million, or 3.7%. The increase in deposits was attributable, in part, to the offering of a competitive certificate of deposit during the nine month period, as well as increased advertising and the introduction of an Automatic Transfer product and a Totally Free checking account.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. FHLB advances long-term increased $20.8 million to $24.9 million at September 30, 2008, from $4.1 million at December 31, 2007. The $20.8 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through the FHLB. The advances outstanding at September 30, 2008 mature in 2008 through 2018.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2008 and 2007

General.  We recorded a net loss of $396,000 during the three months ended September 30, 2008, compared to a net loss of $109,000 during the three months ended September 30, 2007. The higher net loss for the 2008 period was primarily related to lower noninterest income and higher income tax expense, partially offset by higher net interest and dividend income and lower noninterest expense.

We recorded a net loss of $455,000 during the nine months ended September 30, 2008, compared to a net loss of $297,000 during the nine months ended September 30, 2007. The higher net loss for the 2008 period was primarily related to lower noninterest income and higher income tax expense, partially offset by higher net interest and dividend income and lower noninterest expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2008 and 2007.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,313	$1,866	$6,517	$5,271
Investment securities	491	610	1,522	1,757
Other interest and dividend income	44	112	136	634
Total interest and dividend income	2,848	2,588	8,175	7,662
Interest Expense:
Deposits	1,225	1,368	3,500	4,015
FHLB advances - short-term	3	7	47	7
FHLB advances - long-term	157	45	356	150
Advances by borrowers for taxes and insurance	6	5	19	16
Total interest expense	1,391	1,425	3,922	4,188
Net interest income	$1,457	$1,163	$4,253	$3,474

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$160,657	5.76%	$127,748	5.84%	$149,403	5.82%	$121,024	5.81%
Investment securities	38,008	5.17	46,701	5.22	39,841	5.09	45,473	5.15
Other interest-earning assets	7,836	2.23	8,687	5.12	7,239	2.50	16,656	5.09
Total interest-earning assets	206,501	5.47%	183,136	5.61%	196,483	5.54%	183,153	5.59%
Noninterest-earning assets:	13,238		13,183		12,918		13,281
Allowance for Loan Losses	(799)		(729)		(764)		(724)
Total assets	$218,940		$195,590		$208,637		$195,710

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,701	0.92%	11,304	0.63%	11,880	0.83%	11,449	0.57%
Money market deposits	26,590	2.98	37,138	4.79	27,323	3.05	32,956	4.98
Savings accounts	35,780	0.93	38,700	0.82	35,982	0.87	39,650	0.81
Time deposits	92,277	3.93	71,665	4.55	84,224	4.06	73,683	4.53
Total interest-bearing deposits	166,348	2.92%	158,807	3.42%	159,409	2.92%	157,738	3.40%
FHLB advances - short-term	413	2.88	478	4.98	2,000	3.13	161	4.98
FHLB advances - long-term	20,682	3.01	4,796	3.72	15,743	3.01	5,371	3.73
Advances by borrowers for taxes and insurance	1,288	1.85	1,007	2.36	1,262	2.01	1,057	2.15
Total interest-bearing liabilities	188,731	2.92%	165,088	3.42%	178,414	2.93%	164,327	3.41%
Noninterest-bearing liabilities:	7,029		6,588		6,465		7,612
Total liabilities	195,760		171,676		184,879		171,939
Retained earnings	23,180		23,914		23,758		23,771
Total liabilities and retained earnings	$218,940		$195,590		$208,637		$195,710

Interest rate spread		2.55%		2.18%		2.61%		2.19%
Net yield on interest-bearing assets		2.80%		2.52%		2.88%		2.54%
Ratio of average interest-earning assets to
average interest-bearing liabilities		109.42%		110.93%		110.13%		111.46%

Our net interest rate spread improved from 2.18% for the three months ended September 30, 2007 to 2.55% for the same period in 2008. Our net interest rate spread improved from 2.19% for the nine months ended September 30, 2007 to 2.61% for the same period in 2008. Net interest and dividend income for the three months ended September 30, 2008 increased $294,000 to $1.5 million, or 25.3%, from $1.2 million during the same period last year. Net interest and dividend income for the nine months ended September 30, 2008 increased $779,000 to $4.3 million, or 22.4%, from $3.5 million during the same period last year. The reasons for the increase in net interest and dividend income for the three and nine month periods reflect a higher volume in loans and a lower weighted average rate paid on deposits, partially offset by lower average balance on other interest-earning assets and investment securities, a lower average interest rate earned on other interest-earning assets and investment securities and a higher average balance of FHLB advances. The average balance of loans grew during the three and nine months ended September 30, 2008 due to a continued effort by our new loan officers. Lower interest expense on deposits was due to a continuing decline in rates due to a lower Federal Funds rate. The lower average balance of other interest-earning assets was due to an increase in loan funding during the three and nine months endings September 30, 2008. Other interest-earning assets primarily consist of cash and cash equivalents..

 Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2008 and 2007.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$770	$729	$731	$695
Provision for loan losses	85	-	85	31
Charge-offs	-	-	-	-
Recoveries	1	1	40	4
Net charge-offs	1	1	40	4
Allowance at end of period	$856	$730	$856	$730

We recorded a provision for loan losses of $85,000 for the three months ended September 30, 2008 as compared to no provision for loan losses for the three months ended September 30, 2007. The provision during the period ending September 30, 2008 reflects management’s assessment of increased lending activities, charge-off activity, increased non-performing loans, levels of current delinquencies, and general local economic conditions.

We recorded a provision for loan losses of $85,000 for the nine months ended September 30, 2008, compared to a $31,000 provision for loan losses for the nine months ended September 30, 2007. The increased provision during the period ending September 30, 2008 reflects management’s assessment of increased lending activities, charge-off activity, increased non-performing loans, levels of current delinquencies, and general local economic conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At September 30,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$703	$212
Real estate owned	-	-
Total nonperforming assets	$703	$212

Total nonperforming loans to total loans	0.43%	0.16%
Total nonperforming loans to total assets	0.32%	0.11%
Total nonperforming assets to total assets	0.32%	0.11%

  Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$24	$29	$90	$96
Earnings on Bank-owned life insurance	(45)	44	(125)	105
Investment securities losses, net	(412)	-	(412)	-
Gain on sale of loans	84	1	99	12
Rental income	79	69	237	212
Other	41	36	141	125

The $408,000 decrease in noninterest income during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to a $411,500 other-than-temporary writedown of Freddie Mac Preferred stock and a decrease in earnings on Bank-owned life insurance, partially offset by the gain on sale of loans.

The $508,000 decrease in noninterest income during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to a $411,500 other-than-temporary writedown of Freddie Mac Preferred stock and a decrease in earnings on Bank-owned life insurance, partially offset by higher rental income from our office building and the gain on sale of loans.

 Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$854	$761	$2,561	$2,283
Occupancy and equipment	276	286	820	771
Federal deposit insurance premiums	27	42	73	139
Data processing expense	64	67	196	195
Professional fees	79	124	235	350
Other	205	251	722	748
Total	$1,505	$1,531	$4,607	$4,486

 Total noninterest expense decreased $26,000, or 1.7%, to $1.5 million for the three months ended September 30, 2008 from the prior year period. The decrease in noninterest expenses for the three months ended September 30, 2008 as compared to the prior year period was primarily the result of lower professional fees, lower other operating expenses and lower federal deposit insurance premiums, partially offset by higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance, and additional pension expense.

Total noninterest expense increased $121,000, or 2.7%, to $4.6 million for the nine months ended September 30, 2008 from the prior year period. The increase in noninterest expenses for the nine months ended September 30, 2008 as compared to the prior year period was primarily the result of higher compensation and employee benefits due to annual salary increases, increased costs of medical insurance, and additional pension expense partially offset by lower professional fees, lower federal deposit insurance premiums, and lower other operating expenses.

 Income Taxes.  We recorded tax expense of $34,000 for the three months ended September 30, 2008 compared to a tax benefit of $79,000 during the three months ended September, 2007. The recording of tax expense in 2008 as compared to 2007 resulted from the increase in our taxable operating profits.

 We recorded tax expense of $45,000 for the nine months ended September 30, 2008 compared to a tax benefit of $208,000 during the nine months ended September 30, 2007. The recording of tax expense in 2008 as compared to 2007 resulted from the increase in our taxable operating profits.

The income taxes for the three- and nine-months ended September 30, 2008 does not reflect a benefit of the Freddie Mac preferred stock losses. As of September 30, 2008, these losses were to be treated as capital losses which could only be utilized to the extent the Company could offset such losses against capital gains. The Emergency Economic Stimulus Act of 2008 (EESA), signed into law on October 3, 2008 provides that these losses can be treated as ordinary losses for income tax purposes. This provision will allow the Company to recognize a tax benefit of approximately $163,710 in the fourth quarter of 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.5 million at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $139.2 million from the FHLB of Pittsburgh. On September 30, 2008, we had $24.9 million of borrowings outstanding. Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At September 30, 2008, we had $3.0 million in mortgage loan commitments outstanding. Time deposits due within one year of September 30, 2008 totaled $25.9 million, or 28.3% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2008 and the year ended December 31, 2007 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2008, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item1A.	Risk Factors

       In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At September 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the third quarter of 2008 were as follows:

				Total Number	Maximum
				of Shares	Number of Shares
	Total			Purchased as	that May Yet be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans or
Period	Purchased		Per Share	or Programs (1)	Programs

July 1 - 31, 2008	50,000		$7.55	50,000	61,241
August 1 - 31, 2008	990	(2)	7.50	-	-
September 1 - 30, 2008	-		-	-	-

Total	50,990		$7.55	50,000

(1) On March 4, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 148,741 shares of the Company's common stock.
(2) Repurchases made pursuant to tax witholding obligations in connection with restricted stock awards.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission Of Matters to a Vote of Security Holders

None.

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

POLONIA BANCORP

Date: November 10, 2008	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2008	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)