Form 10-K
period 2008-12-31
Polonia Bancorp
filed 2009-03-31
CIK 1368252

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller Reporting Company ☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $9,535,165.  For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 25, 2009, the Registrant had 3,161,060 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of Polonia Bancorp and its subsidiaries include, but are not limited to, the following:  interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation.  Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A – Risk Factors.”  These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  We assume no obligation to update any forward-looking statements.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in the Philadelphia metropolitan area.  In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wachovia Corporation, Commerce Bancorp, Inc. and Citizens Financial Group, Inc. also operate in our market areas.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General.  Our loan portfolio consists primarily of one- to four-family residential real estate loans.  To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, home equity loans and consumer loans.  We originate loans primarily for investment purposes.  Currently, we only offer fixed-rate mortgage products.  In 2008 we hired a commercial real estate lender with several years of experience in our local market.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated.  Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral.  We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. Management occasionally sells loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination.

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

Home Equity Loans and Lines of Credit.  We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%.  We offer loans with adjustable interest rates tied to a market index in our market area.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We advertise in newspapers that are widely circulated in Montgomery, Bucks and Philadelphia Counties.  Accordingly, when our rates are competitive, we attract loans from throughout Montgomery, Bucks and Philadelphia Counties.  We occasionally purchase loans and participation interests in loans.  Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio.  Management occasionally sells loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk.  All loans subject to sale are identified at the time of origination.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2008, our general regulatory limit on loans to one borrower was $3.1 million.  At that date, our largest lending relationship was $2.1 million and was secured by two one-to-four family properties.  These loans were performing in accordance with their original terms at December 31, 2008.

Loan Commitments.  We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank (“FHLB”) of Pittsburgh and time deposits of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  We also are required to maintain an investment in FHLB of Pittsburgh stock.  While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment.  We had no investments in derivative securities at December 31, 2008.

At December 31, 2008 our investment portfolio totaled $37.8 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2008, we had 41 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

ITEM 1A.	RISK FACTORS

We had operating losses during our last three full fiscal years.  Continued losses will have an adverse impact on our stock price.

We had net operating losses of $246,000, $326,000 and $219,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The primary reasons for the operating losses in 2008 were the result of write-downs taken on our investment in Freddie Mac preferred stock of $412,000 and a decrease in the value of our bank-owned life insurance (“BOLI”) of $237,000.  The primary reasons for the operating losses in 2007 were the result of additional expenses of $266,000 related to operating as a public company.  The primary reasons for the operating losses in 2006 were non-recurring transactions related to the restructuring of our investment portfolio and due to the recognition of an other-than-temporary impairment charge related to the market value of mutual fund securities of $167,000.   We incurred non-recurring restructuring charges of $0, $0 and $167,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses,  which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2008, our investment portfolio included securities with a book value of $36.8 million and an estimated fair value of $37.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $330,000 in 2009 as compared to 2008.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Fluctuations in interest rates may hurt our earnings and asset value.

Like other financial institutions, the Company is subject to interest rate risk.  The Company’s primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect the Company’s net interest income by affecting the difference between the weighted-average yield earned on the Company’s interest-earning assets and the weighted-average rate paid on the Company’s interest-bearing liabilities, or interest rate spread and the average life of the Company’s interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect:  (1) the ability to originate loans; (2) the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of such assets; and 3) the ability to obtain and retain deposits in competition with other available investment alternatives.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.  Although the Company believes that the estimated maturities of its interest-earning assets currently are well balanced in relation to the estimated maturities of its interest-bearing liabilities, there can be no assurance that the Company’s profitability would not be adversely affected during any period of changes in interest rates.

Our cost of operations is high relative to our assets.  Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $6.1 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively.  Our ratio of non-interest expense to average total assets was 2.89% and 2.99% for the years ended December 31, 2008 and 2007, respectively.  Our efficiency ratio totaled 104.4% for 2008 compared to 108.5% for 2007.  The increase in expenses during 2008 was primarily due to higher compensation and employee benefits.   The failure to reduce our expenses could hurt our profits.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.  At December 31, 2008, 17.2% of our assets were invested in investment and mortgage-backed securities.  These investments yield substantially less than the loans we hold in our portfolio.  While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of December 31, 2008, we held less than 1.0 % of the deposits in the Philadelphia metropolitan area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market areas.  For more information about our market areas and the competition we face, see “Our Business—Market Areas” and “Our Business—Competition.”

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

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies.  For the year ended December 31, 2008, our annualized return on equity was negative 1.04%.  Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies.  This goal could take a number of years to achieve, and we cannot assure you that it will be attained.  Consequently, you should not expect a competitive return on equity in the near future.  Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

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

Waivers of Dividends.  OTS regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock holding company subsidiary.  The OTS reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  We anticipate that Polonia MHC will seek to waive dividends that Polonia Bancorp may pay, if any.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, Polonia Bank met each of its capital requirements.

The following table presents Polonia Bank’s capital position at December 31, 2008.

	Capital
	Actual	Required	Excess
	(Dollars in thousands)

Tangible	$19,898	$4,392	$15,506
Tier 1/Leverage	19,898	8,783	11,115
Tier 1/Risk-based	19,898	4,432	15,466
Total/Risk-based	20,756	8,863	11,893

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

Insurance of Deposit Accounts.  Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.  For 2008, assessments ranged from five to 43 basis points of assessable deposits.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range seven to 77.5 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  The FDIC has also imposed on all insured institutions an emergency special assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has mentioned the possibility of additional emergency assessments of up to ten basis points per quarter, as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC for a limited period.  Polonia Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Polonia Bank, Polonia MHC and Polonia Bancorp opted to participate in the unsecured debt guarantee program.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2008, Polonia Bank maintained 91.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments.  Savings associations are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The OTS assessments paid by the Bank for the fiscal year ended December 31, 2008 totaled $69,000.

Federal Home Loan Bank System

Polonia Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  Polonia Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  Polonia Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $2.3 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs.  These requirements, or general economic conditions, could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future FHLB advances increased, Polonia Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  Polonia Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2008 year, Polonia Bancorp’s maximum federal income tax rate was 34%.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.

Location	Original Year Leased or Acquired	Leased, Licensed or Owned	Net Book Value of Property or Leasehold Improvements at December 31, 2008 (In thousands)

Main/Executive Office:
3993 Huntingdon Pike Huntingdon Valley, Pennsylvania 19006	1996	Owned	$2,459

Branch Offices:
2646 East Allegheny Avenue Philadelphia, Pennsylvania 19134	1970	Owned	$1,294

2133 Spring Garden Street Philadelphia, Pennsylvania 19130	1979	Owned	$295

2628 Orthodox Street Philadelphia, Pennsylvania 19137	1999	Owned	$122

8000 Frankford Avenue Philadelphia, Pennsylvania 19136	1992	Owned	$412

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp is traded on the OTC Electronic Bulletin Board under the symbol “PBCP.OB.”  The Company completed its initial public offering on January 11, 2007 and commenced trading on January 16, 2007.

	High	Low		High	Low
2008:			2007:

First Quarter	$10.27	$8.10	First Quarter	$10.25	$9.75
Second Quarter	10.00	7.80	Second Quarter	10.05	9.55
Third Quarter	9.00	7.00	Third Quarter	10.20	8.85
Fourth Quarter	9.00	8.10	Fourth Quarter	9.98	8.05

As of March 25, 2009 there were approximately 196 holders of record of the Company’s common stock.

Polonia Bancorp is not subject to OTS regulatory restrictions on the payment of dividends.  However, Polonia Bancorp’s ability to pay dividends may depend, in part, upon its receipt of dividends from Polonia Bank because Polonia Bancorp has no source of income other than earnings from the investment of the net proceeds from the offering that it retained.  Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations.  Polonia Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.  Based on the results of fiscal 2007 and 2008, Polonia Bank would not be permitted to dividend funds to Polonia Bancorp without OTS approval.

As of December 31, 2008, Polonia Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

The Company’s repurchases of equity securities for the fourth quarter of 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1 - 31, 2008	13,500	$8.60	13,500	47,741
November 1 - 30, 2008	13,200	8.60	13,200	34,541
December 1 - 31, 2008	-	-	-	-

Total	26,700	$8.60	26,700

 (1) On March 4, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 148,741 shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2008	2007	2006
(Dollars in thousands, except per share data)			(Bank only data)
Financial Condition Data:
Total assets	$220,236	$200,597	$203,374
Securities available-for-sale	37,789	45,885	45,681
Loans receivable, net	163,759	137,280	111,923
Cash and cash equivalents	4,671	3,826	31,866
Deposits	164,586	163,217	157,722
FHLB advances short-term	4,000	6,000	–
FHLB advances long-term	24,553	4,098	6,245
Stockholders’ equity	23,604	23,994	11,777
Book value per common share	7.40	7.26	N/A

Operating Data:
Interest income	$11,069	$10,297	$8,590
Interest expense	5,312	5,639	4,240
Net interest income	5,757	4,658	4,350
Provision for loan losses	85	31	58
Net interest income after provision for loan losses	5,672	4,627	4,292
Non-interest income	85	760	650
Non-interest expense	6,101	5,878	5,363
Loss before income taxes	(344)	(491)	(421)
Provision for income taxes	(98)	(165)	(202)
Net loss	$(246)	$(326)	$(219)
Basic and diluted earnings per share	(0.08)	(0.10)	N/A

Performance Ratios:
Return on average assets	(0.12)%	(0.17)%	(0.13)%
Return on average equity	(1.04)	(1.37)	(1.87)
Interest rate spread(1)	2.63	2.19	2.67
Net interest margin(2)	2.89	2.53	2.78
Noninterest expense to average assets	2.89	2.99	3.17
Efficiency ratio(3)	104.43	108.45	107.26
Average interest-earning assets to average interest-bearing liabilities	109.76	111.23	104.04
Average equity to average assets	11.15	12.10	6.91

Capital Ratios (4):
Tangible capital	9.06	10.03	5.91
Core capital	9.06	10.03	5.91
Total risk-based capital	18.73	21.65	14.49

	2008	2007	2006
	(Dollars in thousands)
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.52%	0.53%	0.62%
Allowance for loan losses as a percent of nonperforming loans	117.70	338.43	253.64
Net charge-offs (recoveries) to average outstanding loans during the period	(0.03)	(0.01)	0.01
Non-performing loans as a percent of total loans	0.44	0.16	0.24

Other Data:
Number of:
Real estate loans outstanding	1,082	1,020	939
Deposit accounts	9,468	9,863	10,942
Full-service offices	5	5	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios are for Polonia Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Salaries and employee benefits consist primarily of:  salaries and wages paid to our employees; payroll taxes; and expenses for health insurance and other employee benefits.  We have incurred additional annual employee compensation expenses in fiscal 2008 stemming from the adoption of an equity incentive plan.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 4 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate.  We primarily originate one- to four-family residential loans.  To a much lesser extent, we originate multi-family and nonresidential real estate loans and home equity and consumer loans.  At December 31, 2008, our ratio of loans to total assets was 74.4%.

The largest segment of our loan portfolio is one-to four-family residential loans.  At December 31, 2008, these loans totaled $144.5 million and represented 87.7% of total loans, compared to $120.8 million, or 87.4% of total loans, at December 31, 2007.  The size of our one- to four-family residential loan portfolio increased during the year ended December 31, 2008 due primarily to the hiring of two one- to four-family loan originators who have been active in the funding of originations throughout our lending territory.

Home equity loans totaled $4.2 million and represented 2.5% of total loans at December 31, 2008, compared to $4.3 million, or 3.1% of total loans at December 31, 2007.  Home equity loans decreased $100,000 or 2.3% during the year ended December 31, 2008.  Home equity lines of credit totaled $1.4 million and represented  0.8% of total loans at December 31, 2008 compared to $980,000 or 0.7% at total loans at December 31, 2007.

Multi-family and commercial real estate loans totaled $12.0 million and represented 7.3% of total loans at December 31, 2008, compared to $9.8 million, or 7.1% of total loans, at December 31, 2007.  Multi-family and commercial real estate loans increased $2.2 million, or 22.4%, during the year ended December 31, 2008.  The increase in multi-family and commercial real estate loans in 2008 was due to new loan participations.

Consumer loans totaled $2.8 million and represented 1.7% of total loans at December 31, 2008 compared to $2.3 million, or 1.6% of total loans at December 31, 2007.  Consumer loans increased $500,000, or 22.1%, during the year ended December 31, 2008.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$144,508	87.68%	$120,774	87.42%	$100,152	88.84%	$88,873	90.96%	$87,653	89.99%
Multi-family and commercial real estate	12,020	7.29	9,803	7.09	5,212	4.62	3,563	3.65	3,611	3.71
Home equity loans	4,172	2.53	4,343	3.14	4,229	3.75	2,558	2.61	2,705	2.78
Home equity lines of credit	1,361	0.83	980	0.71	980	0.87	–	–	–	–
Total real estate loans	$162,061	98.33	$135,900	98.36	$110,573	98.08	$94,994	97.22	$93,969	96.48

Consumer:
Education	$2,690	1.63	$2,170	1.57	$2,137	1.90	$2,679	2.74	$3,117	3.19
Loans on savings accounts	59	0.04	85	0.06	27	0.02	38	0.04	154	0.16
Other	1	–	5	0.01	1	–	2	–	162	0.17
Total consumer loans	2,750	1.67	2,260	1.64	2,165	1.90	2,719	2.78	3,433	3.52
Total loans	164,811	100.00%	138,160	100.00%	112,738	100.00%	97,713	100.00%	97,402	100.00%

Net deferred loan fees	195		149		120		157		254
Allowance for loan losses	857		731		695		651		692
Loans, net	$163,759		$137,280		$111,923		$96,905		$96,456

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$18	$700	$980	$1,083	$2,781
More than one to five years	2,018	1,858	334	890	5,100
More than five years	142,472	9,462	4,219	777	156,930
Total	$144,508	$12,020	$5,533	$2,750	$164,811

The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009.

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Real estate loans:
One- to four-family	$144,490	$–
Multi-family and commercial real estate	11,320	–
Home equity loans and lines of credit	4,172	381
Consumer loans	1,667	–
Total	$161,649	$381

The following table shows loan origination, participation and purchase activity during the periods indicated.

	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)

Total loans at beginning of period	$138,160	$112,738	$97,713
Loans originated:
Real estate loans:
One- to four-family	40,121	30,470	21,947
Multi-family and commercial real estate	710	3,441	1,606
Home equity loans and lines of credit	1,531	1,036	3,537
Consumer	903	548	477
Total loans originated	43,265	35,495	27,567
Loans purchased	2,966	3,855	3,581
Deduct:
Real estate loan principal repayments	(13,742)	(13,928)	(16,123)
Loans sold	(5,838)	–	–
Total deductions	(19,580)	(13,928)	(16,123)
Net loan activity	26,651	25,422	15,025
Total loans at end of period	$164,811	$138,160	$112,738

Securities. Our securities portfolio consists primarily of mortgage-backed securities.  The weighted average rate of our securities portfolio was 5.25% as of December 31, 2008 as compared to 5.30% as of December 31, 2007 and the weighted average maturity was 14 years as of December 31, 2008 and 2007, respectively.  Investment securities available for sale decreased $8.1 million to $37.8 million from $45.9 million at December 31, 2007.  The reason for the decrease was due to payments, calls and maturities.  The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$23,870	$24,628	$24,744	$24,970	$25,301	$25,044
Freddie Mac	6,835	7,000	8,594	8,601	10,715	10,571
Government National Mortgage Association	1,628	1,688	2,006	2,057	2,404	2,420
Other	98	94	157	157	257	253
Total mortgage-backed securities	32,431	33,410	35,501	35,785	38,677	38,288

U.S. government agency securities	–	–	4,108	4,131	1,400	1,356
Corporate securities	4,346	4,374	5,630	5,632	5,630	5,587
Total debt securities	36,777	37,784	45,239	45,548	45,707	45,231
Equity securities	19	5	430	337	430	451
Total	$36,796	$37,789	$45,669	$45,885	$46,137	$45,682

At December 31, 2008, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2008.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2008.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$–	–%	$167	5.52%	$10,145	5.10%	$13,558	5.10%	$23,870	5.10%
Freddie Mac	–	–	–	–	3,696	4.86	3,139	5.32	6,835	5.07
Government National Mortgage Association	–	–	13	6.95	38	7.23	1,577	6.28	1,628	6.31
Other	–	–	–	–	–	–	98	4.94	98	4.94
U.S. Government agency securities	–	–	–	–	–	–	–	–	–	–
Corporate securities	1,349	6.54	–	–	–	–	2,997	5.67	4,346	5.94
Equity securities	–	–	–	–	–	–	–	–	–	–
Total	$1,349	6.54%	$180	5.63%	$13,879	5.04%	$21,369	5.30%	$36,777	5.25%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits.  These deposits are provided primarily by individuals who live or work within our market areas.  We have not used brokered deposits as a source of funding.  Deposits increased $1.4 million, or 0.9% for the year ended December 31, 2008, and was attributable, in part, to the offering of a competitive certificate of deposit during the year, as well as increased advertising and the introduction of an Automatic Transfer product and a No Minimum Balance Checking account.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing accounts	$3,986	2.42%	$3,455	2.12%	$4,190	2.66%
NOW accounts	10,301	6.26	11,223	6.88	12,128	7.69
Money market	25,603	15.56	33,101	20.28	24,235	15.37
Savings accounts	34,346	20.87	36,193	22.17	41,664	26.42
Time deposits	90,350	54.89	79,245	48.55	75,505	47.86
Total	$164,586	100.00%	$163,217	100.00%	$157,722	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2008.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)

3 Months or less	$720
Over 3 Through 6 Months	856
Over 6 Through 12 Months	5,575
Over 12 Months	12,844
Total	$19,995

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
1.00 – 1.99%	$–	$3	$387
2.00 – 3.99%	56,181	16,082	18,005
4.00 – 5.99%	34,095	63,090	57,047
6.00 – 7.99%	74	70	66
Total	$90,350	$79,245	$75,505

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2008.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 – 1.99%	$–	$–	$–	$–	$–	$–	0.00%
2.00 – 3.99%	31,650	10,203	792	303	13,233	56,181	62.18
4.00 – 5.99%	7,576	6,321	13,379	4,909	1,910	34,095	37.74
6.00 – 7.99%	74	–	–	–	–	74	0.08
Total	$39,300	$16,524	$14,171	$5,212	$15,143	$90,350	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$163,217	$157,722	$142,007
Increase (decrease) before interest credited	(3,943)	128	11,927
Interest credited	5,312	5,367	3,788
Net increase (decrease) in deposits	1,369	5,495	15,715
Ending balance	$164,586	$163,217	$157,722

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

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$28,553	$10,508	$17,353
Average advances outstanding during the period:
FHLB Advances	$20,084	$6,372	$10,983
Weighted average interest rate during the period:
FHLB Advances	3.02%	3.93%	3.94%
Balance outstanding at end of period:
FHLB Advances	$28,553	$10,098	$6,245
Weighted average interest rate at end of period:
FHLB Advances	2.81%	3.81%	3.69%

FHLB advances long-term increased $20.5 million to $24.6 million at December 31, 2008, from $4.1 million at December 31, 2007, an increase of 500.0%.  The $20.5 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through the FHLB.  The advances outstanding at December 31, 2008 mature in 2009 through 2018.

Stockholders’ Equity.  Stockholders’ equity decreased $390,000 to $23.6 million at December 31, 2008, from $24.0 million at December 31, 2007.  The decrease in stockholders’ equity was primarily related to the operating losses recorded in 2008.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Overview.

	Year Ended December 31,
	2008	2007	% Change 2008/2007
	(Dollars in thousands)

Net loss	$(246)	$(326)	24.54%
Return on average assets (1)	(0.12)%	(0.17)%	29.41
Return on average equity (2)	(1.04)	(1.37)	24.09
Average equity-to-assets ratio (3)	11.15	12.10	(7.85)

(1)	Net loss divided by average assets.
(2)	Net loss divided by average equity.
(3)	Average equity divided by average total assets.

A loss of $246,000 was reported for 2008 compared to a loss of $326,000 in 2007 primarily due to higher net interest income, partially offset by lower noninterest income and higher non-interest expense.  Non-interest income decreased $676,000, or 89.0% to $84,000, primarily as a result of the write-down of Freddie Mac investment securities and lower earnings on BOLI, offset by higher gains on the sale of loans.

Net Interest Income. Net interest income for year ended December 31, 2008 increased $1.1 million to $5.8 million, or 23.4%, from $4.7 million last year, primarily reflecting a higher average balance of loans and lower interest expense paid on deposits, partially offset by a lower average balance on investment securities, a lower average balance of other interest-earning assets and a higher average balance of deposits and a higher average balance of FHLB advances long-term and a lower average rate earned on interest earning assets.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$153,077	$8,908	5.82%	$124,622	$7,254	5.82%	$103,806	$6,011	5.79%
Investment securities	39,310	2,014	5.12	45,652	2,361	5.17	46,025	2,237	4.86
Other interest earning assets	6,624	147	2.22	13,543	682	5.04	6,723	342	5.09
Total interest-earning assets	199,011	11,069	5.56%	183,817	10,297	5.60%	156,554	8,590	5.49%
Noninterest-earning assets	13,122			13,243			13,298
Allowance for Loan Losses	(787)			(727)			(569)
Total assets	$211,346			$196,333			$169,283

Liabilities and equity:
Interest-bearing liabilities:
NOW accounts	$11,667	96	0.82%	$11,411	68	0.60%	$12,718	68	0.53%
Money market deposits	26,949	818	3.04	33,241	1,615	4.86	6,796	346	5.09
Savings accounts	35,647	310	0.87	38,947	318	0.82	52,090	357	0.69
Time deposits	85,740	3,456	4.03	74,262	3,366	4.53	66,980	3,017	4.50
Total interest-bearing deposits	160,003	4,680	2.93	157,861	5,367	3.40	138,584	3,788	2.73
FHLB advances – short-term	2,074	51	2.46	1,271	60	4.72	2,083	105	5.04
FHLB advances – long-term	18,010	556	3.09	5,101	190	3.72	8,900	328	3.69
Advances by borrowers for taxes and insurance	1,230	25	2.03	1,031	21	2.04	901	19	2.11
Total interest-bearing liabilities	181,317	5,312	2.93%	165,264	5,638	3.41%	150,468	4,240	2.82%
Non-interest-bearing liabilities	6,457			7,311			7,125
Total liabilities	187,774			172,575			157,593
Stockholders equity	23,572			23,758			11,690
Total liabilities and stockholders’ equity	$211,346			$196,333			$169,283

Net interest income		$5,757			$4,659			$4,350
Interest rate spread			2.63%			2.19%			2.67%
Net interest margin			2.89%			2.53%			2.78%
Average interest-earning assets to average interest-bearing liabilities			109.76%			111.23%			104.04%

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

	For the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			For the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,656	$(2)	$1,654	$1,211	$32	$1,243
Investment securities	(325)	(22)	(347)	(18)	142	124
Other	(255)	(280)	(535)	343	(3)	340
Total interest-earning assets	$1,076	$(304)	$772	$1,536	$171	$1,707

Interest expense:
NOW accounts	$2	$25	$27	$–	$–	$–
Money market deposits	(267)	(530)	(797)	1,284	(15)	1,269
Savings accounts	(35)	27	(8)	(161)	122	(39)
Time deposits	317	(227)	90	330	19	349
Short-term borrowings	(37)	28	(9)	(39)	(6)	(45)
Other borrowings	393	(27)	366	(142)	4	(138)
Advances by borrowers for taxes and insurance	4	–	4	3	(1)	2
Total interest-bearing liabilities	$376	$(702)	$(214)	$1,275	$123	$1,398

CChange in net interest income	$699	$399	$1,098	$261	$48	$309

Provision for Loan Losses.  We recorded a provision for loan losses for the year ended December 31, 2008 of $85,000 as compared to $31,000 for the year ended December 31, 2007.  The increased loan loss provision reflects management’s estimate of the losses inherent in our total loan portfolio and the increase in our overall loan portfolio.  The provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and increased loan delinquencies.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “–Risk Management–Analysis of Non-Performing and Classified Assets” and “–Risk Management–Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Service fees on deposit accounts	$116	$129
Earnings on bank-owned life insurance	(236)	192
Investment securities losses, net	(412)	–
Gain on sale of loans	123	–
Rental income	311	293
Other	183	146
Total	$85	$760

The $676,000 decrease in non-interest income for the year ended December 31, 2008 as compared to last year was primarily due to write-downs of $412,000 on investment securities, specifically our investment in Freddie Mac Preferred Stock, a decrease in earnings on BOLI of $428,000, partially offset by the gain on the sale of loans of $123,000.

Non-Interest Expense.  The following table shows the components of non-interest expense.

	Year Ended December 31,

	2008	2007
	(Dollars in thousands)

Compensation and employee benefits	$3,332	$2,961
Occupancy and equipment	1,072	1,036
Federal deposit insurance premiums	121	138
Data processing expense	271	262
Professional fees	315	474
Other	990	1,007
Total non-interest expense	$6,101	$5,878

Efficiency ratio	104.43%	108.45%

Total non-interest expense increased $223,000, or 3.8%, to $6.1 million for the year ended December 31, 2008 from the prior year.  The increases in non-interest expenses for the year ended December 31, 2008 as compared to the prior year periods were primarily the result of higher compensation and employee benefits including the costs related to the hiring of more experienced branch management staff, experienced lending staff, and costs associated with annual merit increases, partially offset by lower professional fees.

Income Tax Expense.  An income tax benefit of $98,000 was recorded for the year ended December 31, 2008 compared to a $165,000 benefit in 2007 reflecting the reporting of a $246,000 loss.  Our effective tax rates for 2008 and 2007 were negative 28.5% and negative 33.5%, respectively.

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$705	$179	$181	$234	$309
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	12	16
Consumer	24	37	93	38	43
Total	729	216	274	284	368

Real estate owned	–	–	–	428	680
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$729	$216	$274	$712	$1,048

Total nonperforming loans to total loans	0.44%	0.16%	0.24%	0.29%	0.38%
Total nonperforming loans to total assets	0.33%	0.11%	0.13%	0.16%	0.21%
Total nonperforming assets and troubled debt restructurings to total assets	0.33%	0.11%	0.13%	0.41%	0.60%

Interest income that would have been recorded for the years ended December 31, 2008, 2007 and 2006 had nonaccruing loans been current according to their original terms was not material.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Special mention assets	$–	$–	$–
Substandard assets	729	216	274
Doubtful assets	–	–	–
Loss assets	–	–	–
Total classified assets	$729	$216	$274

Other than disclosed in the above tables, there are no other loans at December 31, 2008 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

            Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans
One- to four-family	$164	$–	$77	$–	$521	$–
Multi-family and commercial real estate	–	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–	–
Consumer	59	4	35	22	22	2
Total	$223	$4	$112	$22	$543	$2

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

At December 31, 2008, our allowance for loan losses represented 0.52% of total gross loans and 117.7% of nonperforming loans.  At December 31, 2007, our allowance for loans losses represented 0.53% of total gross loans and 338.4% of nonperforming loans.  The allowance for loans losses increased by $127,000 to $858,000 at December 31, 2008 from $731,000 at December 31, 2007 as we recorded a provision for loan losses of  $85,000 and recoveries of $42,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2008			2007			2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family	$501	58.00%	88.00%	$443	60.00%	87.00%	$314	45.00%	89.00%	$373	57.00%	91.00%	$362	52.00%	90.00%
Multi-family and commercial real estate loans	316	37.00	7.00	250	34.00	7.00	344	50.00	5.00	252	39.00	4.00	299	43.00	4.00
Home equity loans and lines of credit	28	3.00	3.00	27	4.00	4.00	26	4.00	5.00	13	2.00	2.00	14	2.00	3.00
Consumer	13	2.00	2.00	11	2.00	2.00	11	1.00	1.00	13	2.00	3.00	17	3.00	3.00
Total allowance for loan losses	$858	100.00%	100.00%	$731	100.00%	100.00%	$695	100.00%	100.00%	$651	100.00%	100.00%	$692	100.00%	100.00%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at beginning of period	$731	$695	$651	$692	$736
Provision for loan losses	85	31	58	–	–
Charge-offs:
One-to four-family	–	–	(19)	(66)	(49)
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–
Consumer	–	–	–	–	–
Total	–	–	(19)	(66)	(49)

Recoveries:
One-to four-family	42	5	5	25	5
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total	42	5	5	25	5
Net charge-offs	42	5	(14)	(41)	(44)

Allowance at end of period	$858	$731	$695	$651	$692

Allowance to nonperforming loans	118%	338%	254%	230%	188%
Allowance to total loans outstanding at the end of the period	0.52%	0.53%	0.62%	0.67%	0.71%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.03)%	(0.01)%	0.01%	0.04%	0.05%

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2008, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$13,521	$(8,390)	(38.00)%	6.34%	(323)
200	18,127	(3,784)	(17.00)	8.24	(134)
100	21,073	(538)	(2.00)	9.46	(11)
0	21,911	–	–	9.57	–
(100)	20,273	(1,738)	(8.00)	8.78	(79)
(200)	–	–	–	–	–

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $4.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.8 million at December 31, 2008.  In addition, at December 31, 2008, we had the ability to borrow a total of approximately $145.7 million from the FHLB of Pittsburgh.  On December 31, 2008, we had $28.5 million of borrowings outstanding.  Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2008, we had $2.5 in mortgage loan commitments outstanding and $249,000 in unused lines of credit.  Time deposits due within one year of December 31, 2008 totaled $39.3 million, or 43.5% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2009.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision— Federal Savings Associations Regulation—Capital Requirements” and note 13 of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.  A presentation of our outstanding loan commitments at December 31, 2008 and their effect on our liquidity is presented at note 11 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended December 31, 2008 and December 31, 2007, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated herein by reference to the section captioned “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct.  A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007.  The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	162,003	$ 9.40	-
Equity compensation plans not approved by security holders	-	-	-
Total	162,003	$ 9.40	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned ”Transactions with Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp(4)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski

10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan
10.8	Amended and Restated Supplemental Executive Retirement Plan
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz(1)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski(1)
10.11	Non-Qualified Deferred Compensation Plan(1)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski(1)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski(1)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski(2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski(2)
10.16	Polonia Bancorp 2007 Equity Incentive Plan(3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).
(3)	Incorporated herein by reference to Appendix D in the definitive proxy statement filed with the SEC on June 12, 2007 (File No. 000-52267).
(4)	Incorporated herein by reference to Exhibit 3.1 filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 22, 2009 (File No. 000-52267).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP

Date: March 30, 2009	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	March 30, 2009
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 30, 2009
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 30, 2009
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 30, 2009
Frank J. Byrne

/s/ Edward W. Lukiewski	Director	March 30, 2009
Edward W. Lukiewski

/s/ Timothy O' Shaughnessy	Director	March 30, 2009
Timothy O' Shaughnessy

/s/ Robert J. Woltjen	Director	March 30, 2009
Robert J. Woltjen

POLONIA BANCORP
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Page
Number

Management’s Report on Internal Control Over Financial Reporting	F – 1

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements

Consolidated Balance Sheet	F - 3

Consolidated Statement of Income	F - 4

Consolidated Statement of Changes in Stockholders’ Equity	F - 5

Consolidated Statement of Cash Flows	F - 6

Notes to the Consolidated Financial Statements	F - 7 – F - 31

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Polonia Bancorp

We have audited the consolidated balance sheets of Polonia Bancorp and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We were not engaged to examine management’s assertion about the effectiveness of Polonia Bancorp’s internal control over financial reporting as of December 31, 2008, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ S. R. Snodgrass, A. C.
Wexford, PA
March 31, 2009

POLONIA BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$1,938,465	$980,929
Interest-bearing deposits with other institutions	2,732,477	2,844,796

Cash and cash equivalents	4,670,942	3,825,725

Investment securities available for sale	37,788,887	45,885,415
Loans receivable (net of allowance for loan losses of $857,702 and $731,338)	163,758,907	137,279,915
Accrued interest receivable	881,954	848,930
Federal Home Loan Bank stock	2,279,200	1,270,800
Premises and equipment, net	4,970,314	5,195,812
Bank-owned life insurance	3,936,358	4,172,776
Other assets	1,949,641	2,117,796

TOTAL ASSETS	$220,236,203	$200,597,169

LIABILITIES
Deposits	$164,586,405	$163,216,663
FHLB advances - short-term	4,000,000	6,000,000
FHLB advances - long-term	24,553,349	4,098,370
Advances by borrowers for taxes and insurance	1,413,396	1,224,248
Accrued interest payable	63,867	9,504
Other liabilities	2,015,505	2,054,639

TOTAL LIABILITIES	196,632,522	176,603,424

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,515,680	13,275,264
Retained earnings	11,506,078	11,752,230
Unallocated shares held by Emploee Stock Ownership Plan "ESOP" (112,324 and 120,964 shares)	(1,123,243)	(1,209,647)
Treasury stock (115,190 shares)	(983,145)	-
Accumulated other comprehensive income	655,248	142,835

TOTAL STOCKHOLDERS' EQUITY	23,603,681	23,993,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,236,203	$200,597,169

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,908,312	$7,253,595
Investment securities	2,013,748	2,361,318
Interest-bearing deposits and other dividends	147,139	682,375
Total interest and dividend income	11,069,199	10,297,288

INTEREST EXPENSE
Deposits	4,680,041	5,367,463
FHLB advances - short-term	51,290	59,899
FHLB advances - long-term	555,512	190,359
Advances by borrowers for taxes and insurance	25,130	20,869
Total interest expense	5,311,973	5,638,590

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,757,226	4,658,698
Provision for loan losses	84,992	31,367

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,672,234	4,627,331

NONINTEREST INCOME
Service fees on deposit accounts	115,551	129,014
Earnings on bank-owned life insurance	(236,418)	192,083
Investment securities losses	(411,500)	-
Gain on sale of loans	122,658	-
Rental income	311,002	292,875
Other	183,153	146,552
Total noninterest income	84,446	760,524

NONINTEREST EXPENSE
Compensation and employee benefits	3,331,853	2,960,996
Occupancy and equipment	1,072,173	1,036,242
Federal deposit insurance premiums	121,132	138,289
Data processing expense	271,197	261,337
Professional fees	314,855	474,166
Other	989,820	1,006,978
Total noninterest expense	6,101,030	5,878,008

Loss before income tax benefit	(344,350)	(490,153)
Income tax benefit	(98,198)	(164,582)

NET LOSS	$(246,152)	$(325,571)

EARNINGS PER SHARE, BASIC AND DILUTED*	$(0.08)	$(0.10)

Weighted-average common shares outstanding, basic and diluted	3,084,037	3,175,615

* Earnings per share for the year ended December 31, 2007, are based on the period after Polonia’s reorganization, January 17, 2007.

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
							Other
	Common Stock		Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Paid-In-Capital	Earnings	ESOP Shares	Stock	Income (Loss)	Total	Income (Loss)

Balance, December 31, 2006	-	$-	$-	$12,077,801 $	-	$-	$(300,808)	$11,776,993

Net loss				(325,571)				(325,571)	(325,571)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of taxes of $228,543							443,643	443,643	443,643
Comprehensive income									$118,072
Common stock issued	3,306,250	33,063	13,192,598		(1,296,050)			11,929,611
Stock options compensation expense			31,436					31,436
Allocation of unearned ESOP shares			10,622		86,403			97,025
Allocation of unearned restricted shares			40,608					40,608

Balance, December 31, 2007	3,306,250	33,063	13,275,264	11,752,230	(1,209,647)	-	142,835	23,993,745

Net loss				(246,152)				(246,152)	$(246,152)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $263,970							512,413	512,413	512,413
Comprehensive income									$266,261
Purchase of treasury stock (115,190 shares)						(983,145)		(983,145)
Stock options compensation expense			111,593					111,593
Allocation of unearned ESOP shares			(15,335)		86,404			71,069
Allocation of unearned restricted stock			144,158					144,158

Balance, December 31, 2008	3,306,250	$33,063	$13,515,680	$11,506,078 $	(1,123,243)	$(983,145)	$655,248	$23,603,681

Components of other comprehensive income:				2008	2007
Changes in net unrealized gain on investment securities available for sale				$784,003 $	$443,643
Realized losses included in net loss, net of tax benefit of $139,910				(27,590)	-

Total				$512,413 $	$443,643

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(246,152)	$(325,571)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	84,992	31,367
Depreciation, amortization, and accretion	349,537	393,778
Investment securities losses	411,500	-
Proceeds from sale of loans	5,837,574	-
Net gain on sale of loans	(122,658)	-
Loans originated for sale	(5,714,916)	-
Earnings on bank-owned life insurance	236,418	(192,083)
Deferred federal income taxes	(211,032)	(217,855)
Increase in accrued interest receivable	(33,024)	(53,345)
Increase (decrease) in accrued interest payable	54,363	(10,943)
Compensaiton expense for stock options, ESOP, and restricted stock	326,820	169,069
Other, net	76,083	(136,748)
Net cash provided by (used for) operating activities	1,049,505	(342,331)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	16,972,041	10,282,486
Purchases	(8,528,764)	(9,852,370)
Increase in loans receivable, net	(23,564,121)	(21,504,304)
Loans purchased	(2,966,157)	(3,855,244)
Purchase of Federal Home Loan Bank stock	(2,092,700)	(466,800)
Redemptions of Federal Home Loan Bank stock	1,084,300	130,600
Purchase of premises and equipment	(191,943)	(286,450)
Proceeds from the sale of premises and equipment	52,332	-
Net cash used for investing activities	(19,235,012)	(25,552,082)

FINANCING ACTIVITIES
Increase in deposits, net	1,369,742	6,488,478
Net increase (decrease) in FHLB advances - short-term	(2,000,000)	6,000,000
Repayment of FHLB advances - long-term	(1,311,021)	(2,146,853)
Proceeds of FHLB advances - long-term	21,766,000	-
Purchase of treasury stock	(983,145)	-
Repayment of stock offering subscription rights	-	(12,233,800)
Deferred conversion costs	-	(373,947)
Increase in advances by borrowers for taxes and insurance, net	189,148	120,003
Net cash provided by (used for) financing activities	19,030,724	(2,146,119)

Increase (decrease) in cash and cash equivalents	845,217	(28,040,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,825,725	31,866,257

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,670,942	$3,825,725

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$5,257,610	$5,649,533
Income taxes	-	75,000
Noncash transactions:
Transfers from subscriptions rights to stockholders' equity	-	12,549,940
Transfers from customers savings to stockholders' equity	-	993,818

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank was incorporated under Pennsylvania law in 1923.  The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area.  The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation. Community Abstract Agency, LLC (“CAA”) provides title insurance on loans secured by real estate.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

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

Comprehensive Income

The Company is required to present comprehensive income and its components in a full set of general-purpose financial statements for all periods presented.  Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio.  The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period.  During the years ended December 31, 2008 and 2007, the Bank recorded $111,593 and $31,436, respectively, in expense related to share-based awards.  As of December 31, 2008, there was approximately $328,429 of unrecognized cost related to unvested share-based awards granted.  That cost is expected to be recognized over the next four years.

The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date.  The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Expected
Grant	Dividend	Risk-Free	Expected	Expected
Year	Yield	Interest	Volatility	Life (in years)

2007	-	4.6%	10.3%	7.75

The weighted-average fair value of stock options granted for 2007 was $2.91.  There were no options granted in 2008.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158.  The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158.  The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.   The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net loss as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2008	2007

Weighted-average common shares outstanding	3,306,250	3,306,250

Average unearned nonvested shares	(51,946)	(5,459)

Average unallocated shares held by ESOP	(116,299)	(125,176)

Average treasury stock shares	(53,968)	-

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,084,037	3,175,615

Options to purchase 162,003 shares of common stock as of December 31, 2008 and 2007, as well as 45,198 shares and 60,480 shares of restricted stock as of December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because they are in a loss position.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$23,870,316	$766,189	$(8,608)	$24,627,897
Freddie Mac	6,835,338	164,728	(549)	6,999,517
Government National Mortgage Association securities	1,627,489	60,819	-	1,688,308
Other	98,069	19	(4,359)	93,729
Total mortgage-backed securities	32,431,212	991,755	(13,516)	33,409,451
Corporate securities	4,346,375	28,231	(620)	4,373,986
Total debt securities	36,777,587	1,019,986	(14,136)	37,783,437
Equity securities	18,500	-	(13,050)	5,450

Total	$36,796,087	$1,019,986	$(27,186)	$37,788,887

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$24,743,554	$286,003	$(60,044)	$24,969,513
Freddie Mac	8,594,009	27,435	(20,503)	8,600,941
Government National Mortgage Association securities	2,006,332	62,000	(10,861)	2,057,471
Other	156,958	1,325	(1,176)	157,107
Total mortgage-backed securities	35,500,853	376,763	(92,584)	35,785,032
U.S. government agency securities	4,108,237	25,091	(2,190)	4,131,138
Corporate securities	5,629,907	1,838	-	5,631,745
Total debt securities	45,238,997	403,692	(94,774)	45,547,915
Equity securities	430,000	-	(92,500)	337,500

Total	$45,668,997	$403,692	$(187,274)	$45,885,415

3.     INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$629,367	$(8,608)	$-	$-	$629,367	$(8,608)
Freddie Mac	116,064	(549)	-	-	116,064	(549)
Other	-	-	9,312	(4,359)	9,312	(4,359)
Corporate Securities	1,999,380	(620)	-	-	1,999,380	(620)
Equity securities	5,450	(13,050)	-	-	5,450	(13,050)

Total	$2,750,261	$(22,827)	$9,312	$(4,359)	$2,759,573	$(27,186)

	December 31, 2007
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$1,642,784	$(2,076)	$4,725,909	$(57,968)	$6,368,693	$(60,044)
Freddie Mac	193,520	(232)	5,552,862	(20,271)	5,746,382	(20,503)
Government National Mortgage Association securities	-	-	475,480	(10,861)	475,480	(10,861)
Other	14,830	(955)	45,021	(221)	59,851	(1,176)
U.S. government agency securities	-	-	997,810	(2,190)	997,810	(2,190)
Equity securities	337,500	(92,500)	-	-	337,500	(92,500)

Total	$2,188,634	$(95,763)	$11,797,082	$(91,511)	$13,985,716	$(187,274)

3.	INVESTMENT SECURITIES (Continued)

There are five positions that are considered temporarily impaired as of December 31, 2008.  The Company reviews its position quarterly and has asserted that at December 31, 2008, the declines outlined in the above table represent temporary declines, and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.  The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.  The Company recorded an other-than-temporary impairment charge of $411,500 for the year ended December 31, 2008.

There were no sales of securities available for sale in 2007 and 2008.

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within one year	$1,348,738	$1,373,666
Due after one year through five years	180,850	187,389
Due after five years through ten years	13,879,103	14,384,733
Due after ten years	21,368,896	21,837,649

Total	$36,777,587	$37,783,437

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2008	2007
Mortgage loans:
One-to-four family	$144,507,702	$120,774,255
Multi-family and commercial	12,020,667	9,802,864
	156,528,369	130,577,119

Home equity loans	4,171,868	4,342,920
HELOCs	1,361,315	979,888
Education loans	2,690,170	2,170,015
Loans on savings accounts	59,271	84,770
Other	499	5,521
	164,811,492	138,160,233
Less:
Net deferred loan fees	194,883	148,980
Allowance for loan losses	857,702	731,338

Total	$163,758,907	$137,279,915

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at December 31, 2008 and 2007, is dependent upon the local economic conditions.

3.	LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the periods ended is summarized as follows:

	Year Ended December 31,
	2008	2007

Balance, beginning of period	$731,338	$694,570
Add:
Provision charged to operations	84,992	31,367
Loan recoveries	41,372	5,401
	857,702	731,338
Less:
Charge-offs	-	-

Balance, end of period	$857,702	$731,338

Mortgage loans serviced by the Company for others amounted to $5,041,712 and $104,693 at December 31, 2008 and 2007, respectively.

The Company had nonaccrual loan of $729,074 and $216,336 at December 31, 2008 and 2007, respectively.  Interest income on loans would have increased by approximately $28,003 and $10,356 during 2008 and 2007, respectively, if these loans had performed in accordance with their original terms.

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors.  A summary of loan activity for those officers and directors with aggregate loan balances in excess of $60,000 for the year ended December 31, 2008, is as follows:

		Amounts
2007	Additions	Collected	2008

$ 2,788,280	$448,167	$1,110,896	$2,125,551

5.	FEDERAL HOME LOAN BANK STOCK

The Company is a member of the Federal Home Loan Bank System.  As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity and one-twentieth of its outstanding FHLB borrowings, as calculated throughout the year.

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2008	2007

Land	$55,000	$55,000
Buildings	6,968,562	6,950,850
Furniture, fixtures and equipment	2,237,199	2,154,799

	9,260,761	9,160,649

Less accumulated depreciation	4,290,447	3,964,837

Total	$4,970,314	$5,195,812

Depreciation expense amounted to $365,109 and $385,396 for the years ended December 31, 2008 and 2007, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2008		2007
	Amount	%	Amount	%

Non-interest-bearing demand	$3,986,145	2.42%	$3,455,320	2.12%
NOW accounts	10,300,480	6.26	11,222,806	6.88
Money market deposit	25,603,226	15.56	33,100,834	20.28
Savings	34,346,393	20.87	36,192,411	22.17
	74,236,244	45.11	83,971,371	51.45

Time deposits:
1.00 - 1.99%	-	-	2,988	0.01
2.00 - 3.99%	56,181,049	34.13	16,082,510	9.85
4.00 - 5.99%	34,094,924	20.72	63,089,979	38.65
6.00 - 7.99%	74,188	0.04	69,815	0.04
	90,350,161	54.89	79,245,292	48.55

Total	$164,586,405	100.00%	$163,216,663	100.00%

The scheduled maturities of time deposits are as follows:

December 31, 2008

2009	$39,299,695
2010	16,524,557
2011	14,171,498
2012	5,211,808
2013	15,142,603

Total	$90,350,161

Time deposits include those in denominations of $100,000 or more.  Such deposits aggregated $19,995,260 and $22,678,719 at December 31, 2008 and 2007, respectively.

7.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $100,000 or more are as follows:

December 31, 2008

Within three months	$720,341
Three through six months	856,297
Six through twelve months	5,575,192
Over twelve months	12,843,430

Total	$19,995,260

Interest expense by deposit category is as follows:

	Year ended December 31,
	2008	2007

NOW	$95,501	$68,187
Money market	818,663	1,614,680
Savings	310,213	318,369
Time certificates of deposit	3,455,664	3,366,227

Total	$4,680,041	$5,367,463

8.	FHLB ADVANCES – SHORT-TERM

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

The following table sets forth information concerning short-term borrowings:

	December 31,
	2008	2007

Balance at year-end	$4,000,000	$6,000,000
Maximum amount outstanding at any month-end	5,000,000	6,000,000
Average balance outstanding during the year	2,073,770	1,271,233
Weighted-average interest rate:
As of year-end	0.59%	3.80%
Paid during the year	2.47%	4.71%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated interest
	Maturity range		average	rate range		At December 31,
Description	from	to	interest rate	from	to	2008	2007

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	-
Fixed-rate	02/06/13	02/06/13	3.58%	3.58%	3.58%	1,500,000	-
Fixed-rate amortizing	08/26/09	12/26/12	3.85%	3.75%	3.87%	2,787,349	4,098,370
Mid-term repo fixed	02/08/10	02/22/11	2.87%	2.73%	3.15%	3,266,000	-

	Total					$24,553,349	$4,098,370

Payments of FHLB borrowings are summarized as follows:

Year Ending		Weighted-
December 31,	Amount	Average Rate

2009	$1,079,825	3.81%
2010	2,047,330	3.03%
2011	2,334,892	3.21%
2012	591,302	3.87%
2013 and thereafter	18,500,000	3.12%

Total	$24,553,349	3.17%

As of December 31, 2007, the Company had two fixed-rate amortizing borrowings with the FHLB, which were originated in August 2002.  The fixed-rate amortizing borrowings require aggregate monthly payments of principal and interest of $120,445 through August 2009 and $50,314 for the remaining borrowing through December 2012.  The Company also has three convertible select borrowings, three mid-term repo-fixed borrowings, and one fixed-rate borrowing.  These borrowings were all originated in 2008 and mature from February 2010 through August 2018.  All borrowings acquired in 2008 require quarterly payments of interest only.  The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB.  Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encum-brances.  In addition, the Company has a maximum borrowing capacity of $145.7 million with the FHLB at December 31, 2008.

10.	INCOME TAXES

The provision for income tax benefit consists of:

	Year Ended December 31,
	2008	2007

Current tax expense	$112,834	$53,273
Deferred taxes	(211,032)	(217,855)

Total	$(98,198)	$(164,582)

10.	INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2008	2007

Deferred tax assets:
Allowance for loan losses	$265,051	$236,154
Deferred loan fees	226	1,229
Deferred compensation	961,013	904,308
Federal net operating loss carryforward	-	47,677
Investment securities impairment	163,710	23,800
Deferred health care	69,809	66,697
State net operating loss carryforward	283,743	294,026
Capital loss carryforwards	299,436	299,436
Premises and equipment	72,131	92,035
Charitable contribution carryforward	35,396	50,193
Other	53,432	24,494
Total gross deferred tax assets	2,203,947	2,040,049

Valuation allowance	(618,575)	(667,454)
Total net deferred tax assets	1,585,372	1,372,595

Deferred tax liabilities:
Prepaid insurance	42,513	40,768
Net unrealized gain on securities	337,552	73,582
Total gross deferred tax liabilities	380,065	114,350

Net deferred tax assets	$1,205,307	$1,258,245

The valuation allowance as of December 31, 2008 and 2007, was comprised of a 100 percent allowance against specific deferred tax assets.  These deferred tax assets are subject to expiration periods ranging from three years to five years.  It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration.  These deferred tax assets were the Pennsylvania Mutual thrift tax loss carryforward of $283,743 in 2008, $294,026 in 2007; capital loss carryforward of $299,436 for both 2008 and 2007; investment securities impairment loss related to capital losses of $23,800 in 2007; and the charitable contribution carryforward of $35,396 in 2008 and $50,192 in 2007.  The Company did utilize the investment securities impairment loss of $23,800 in 2008.

The Company has been in a cumulative loss position for 2008 and 2007; however, the losses have been declining in a manner consistent with the current business plan.  The Company has projected that it will be in a taxable position resulting from implementation of the business plan.  Based upon the long-term nature of the remaining deferred tax assets it was determined that the Company would likely be in a taxable position to allow for the utilization of the remaining deferred tax assets and that a valuation allowance on those deferred tax assets was not appropriate.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2008			2007
		% of			% of
		Pretax			Pretax
	Amount	Income		Amount	Income

Provision at statutory rate	$(117,079)	(34.0	) %	$(166,652)	(34.0	) %
Tax-exempt income	80,382	23.3		(65,308)	(13.3)
Valuation allowance	(38,596)	(11.2)		15,592	3.2
Other, net	(22,905)	(6.6)		51,786	10.6
Actual tax expense and effective rate	$(98,198)	(28.5	) %	$(164,582)	(33.5	) %

10.	INCOME TAXES (Continued)

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

At December 31, 2008, the Company has an available net operating loss carryforward of approximately $3,738,377 for state tax purposes that begins to expire in 2009.  The Bank also has an available capital loss carryforward of approximately $299,436 that will expire in 2010.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

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

The off-balance sheet commitments consisted of the following:

	December 31,
	2008	2007

Commitments to extend credit	$2,542,730	$3,540,350
Unused lines of credit	248,681	-

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 5.88 percent to 7.25 percent.  The commitments outstanding at December 31, 2008, contractually mature in less than one year.

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

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements.  Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries.  The Plan may be terminated at any time at the discretion of the Board of Directors.  Pension expense for the profit sharing portion of the Plan was $50,000 and $77,044 for the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 1995, the Plan was amended and restated to include provisions to include employee and employer 401(k) contributions.  Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary.  The Company contributions for the 401(k) plan were $183,117 and $170,586 for the years ended December 31, 2008 and 2007, respectively.

Employee Stock Ownership Plan (“ESOP”)

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $76,813 and $84,000 for the years ended December 31, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	2008	2007

Allocated shares	17,280	8,640

Unreleased shares	112,325	120,965

Total ESOP shares	129,605	129,605

Fair value of unreleased shares	$982,835	$1,118,926

2007 Equity Incentive Plan

Effective July 17, 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the “Plan”).  Employees and non-employee corporate directors are eligible to receive awards of restricted stock and options based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and options to purchase stock and are subject to certain vesting requirements including continuous employment or service with the company.  The Company has authorized 226,808 shares of the Company’s common stock under the Plan.  The Plan assists the Company in attracting, retaining, and motivating employees and non-employee directors to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

12.	EMPLOYEE BENEFITS (Continued)

Restricted Stock Plan

In connection with the 2007 Equity Incentive Plan, the Company awarded 64,800 shares of restricted stock to directors and officers of the Company on August 21, 2007.  These shares vest over a five-year period ending in 2012.  Compensation expense related to the vesting of shares was $144,158 and $40,608 for the years ended December 31, 2008 and 2007, respectively.

		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2007	64,800	$9.40
Granted	-	-
Vested	15,552	9.40
Forfeited	-	-
Nonvested at December 31, 2008	49,248	$9.40

Stock Option Plan

In connection with the 2007 Equity Incentive Plan, the Board of Directors approved the formation of a stock option plan.  The plan provides for granting incentive options to key officers and other employees of the Company and nonqualified stock options to nonemployee directors of the Company.  A total of 162,003 shares of either authorized and unissued shares or authorized shares issued by and subsequently reacquired by the Bank as treasury stock shall be issuable under the plans.  The plans shall terminate after the tenth anniversary of the plan.  The per share exercise price of any option granted will not be less than the fair market value of a share of common stock on the date the option is granted.  The options granted are vested over various time periods and are determined at the time of grant.

The following table is a summary of the Company’s stock option activity and related information for its option plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2008	Price	Term (in years)	Value

Outstanding, beginning	162,003	$9.40	8.64	471,429
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Outstanding, ending	162,003	$9.40	8.64	471,429

Vested and exercisable at year-end	38,881	$9.40	8.64	113,143

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2008:
		Weighted-
		average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2007	162,003	$9.40
Granted	-	-
Vested	(38,881)	9.40
Forfeited	-	-
Nonvested at December 31, 2008	123,122	$9.40

Aggregate fair value of options vested during the year ended December 31, 2008, was $113,143.

12.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,088,115.  The cash surrender value of these policies totaled $3,936,358 and $4,172,776 at December 31, 2008 and 2007, respectively.  The Plan provides that death benefits totaling $6.0 million at December 31, 2008, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank.  At December 31, 2008 and 2007, $1,444,546 and $1,392,149, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $491,146 and $473,331, respectively, are recognized in the financial statements.

The deferred compensation for the current and former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for 20 years, commencing 5 years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2008	2007

Components of net periodic benefit cost:
Service cost	$72,609	$194,937
Interest cost	87,009	70,845
Net periodic benefit cost	$159,618	$265,782

13.	REGULATORY RESTRICTIONS

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”  Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.  Management believes, as of December 31, 2008, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively.  There have been no conditions or events since the notification that management believes have changed the Bank’s category.

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The Bank’s actual capital ratios are presented in the following tables, which show that the Bank met all regulatory capital requirements.

The following table reconciles the Bank’s capital under accounting principles generally accepted in the United States of America to regulatory capital.

	December 31,
	2008	2007

Total stockholders' equity	$20,553,566	$20,281,986
Accumulated other comprehensive (income) loss	(655,248)	(142,835)

Tier I, core, and tangible capital	19,898,318	20,139,151

Allowance for loan losses	857,702	731,338

Total risk-based capital	$20,756,020	$20,870,489

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2008		2007
	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-Weighted Assets)

Actual	$20,756,020	18.73%	$20,870,489	21.65%
For Capital Adequacy Purposes	8,863,362	8.00	7,711,359	8.00
To Be Well Capitalized	11,079,203	10.00	9,639,199	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$19,898,318	17.96%	$20,139,150	20.89%
For Capital Adequacy Purposes	4,431,681	4.00	3,855,680	4.00
To Be Well Capitalized	6,647,522	6.00	5,783,519	6.00

Core Capital
(to Adjusted Assets)

Actual	$19,898,318	9.06%	$20,139,150	10.03%
For Capital Adequacy Purposes	8,783,488	4.00	8,031,263	4.00
To Be Well Capitalized	10,979,360	5.00	10,039,079	5.00

Tangible Capital
(to Adjusted Assets)

Actual	$19,898,318	9.06%	$20,139,150	10.03%
For Capital Adequacy Purposes	4,391,744	1.50	4,015,632	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

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

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Agreement

On December 7, 2001, the Bank was issued a Part 570 Notice of Deficiency and Directive for Submission of a Safety and Soundness Compliance Plan by the Office of Thrift Supervision.  If the Bank fails to comply with the Part 570 Notice in a manner satisfactory to the Office of Thrift Supervision, it can take additional, and possibly more severe, enforcement action against the Bank, including issuing an Order to Cease and Desist.  Moreover, the Office of Thrift Supervision can impose restrictions on the Bank’s operations, which would negatively affect the Bank’s ability to implement its operating strategy and negatively affect profitability.  The Bank has not complied with all of the earnings ratio requirements since the inception of the agreement.  On May 7, 2007, the Company was notified by the Office of Thrift Supervision that the designation of the Bank as a “troubled institution” was rescinded and also that the Bank was no longer required to comply with the 570 Compliance Plan.

14.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  The FASB also issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:
Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:
Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale	$-	$37,788,887	$-	$37,788,887

15.	FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$4,670,942	$4,670,942	$3,825,725	$3,825,725
Investment securities available for sale	37,788,887	37,788,887	45,885,415	45,885,415
Net loans receivable	163,758,907	168,774,162	137,279,915	135,013,465
Accrued interest receivable	881,954	881,954	848,930	848,930
Federal Home Loan Bank stock	2,279,200	2,279,200	1,270,800	1,270,800
Bank-owned life insurance	3,936,358	3,936,358	4,172,776	4,172,776

Financial liabilities:
Deposits	$164,586,405	$170,256,832	$163,216,663	$164,561,304
FHLB advances - short-term	4,000,000	4,000,000	6,000,000	6,000,000
FHLB advances - long-term	24,553,349	25,878,974	4,098,370	4,073,370
Advances by borrowers for taxes and insurance	1,413,396	1,413,396	1,224,248	1,224,248
Accrued interest payable	63,867	63,867	9,504	9,504

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

15.	FAIR VALUE DISCLOSURE (Continued)

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

Net Loans Receivable

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Deposits and Other Borrowed Funds

The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.  Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in Note 11.

16.	CONVERSION AND REORGANIZATION

On January 11, 2007, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and stock Issuance (the “Plan”) pursuant to which the Bank will reorganize into the federal mutual holding company form of organization as a wholly owned subsidiary of Polonia Bancorp (the “Stock Holding Company”), which in turn will be a majority-owned subsidiary of Polonia MHC.  The newly chartered Stock Holding Company will offer shares of its common stock to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans, and, if necessary, to the general public in accordance with the priorities set forth in the Plan.  The amount of common stock to be sold in the offering will not exceed 49 percent of the total outstanding shares of the Stock Holding Company.  The majority of the common stock will be owned by Polonia MHC.  The Plan is subject to the approval of the OTS.

16.	CONVERSION AND REORGANIZATION (Continued)

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

The conversion was completed as of January 11, 2007, with the sale of 1,487,813 number of shares resulting in net proceeds of approximately $13,800,000.  The deferred costs associated with the conversion were $1,043,000.

17.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2008	2007

ASSETS
Cash	$3,363,830	$4,170,910
Loans receivable	1,123,243	1,209,647
Investment in subsidiary	19,430,322	19,072,339
Other assets	113,384	103,525

TOTAL ASSETS	$24,030,779	$24,556,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$427,099	$562,676
Stockholders' equity	23,603,680	23,993,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,030,779	$24,556,421

CONDENSED STATEMENT OF LOSS

	Year Ended	For the Period
	December 31,	of January 11 to
	2008	December 31, 2007

INCOME
ESOP loan interest income	$103,102	$103,702
Investment income	111,939	138,963
Total income	215,041	242,665

EXPENSES	218,948	191,376

Income (loss) before income tax expense	(3,907)	51,289
Income tax expense	1,413	20,820

Income (loss) before equity in undistributed earnings of subsidiary	(5,320)	30,469
Equity in undistributed earnings of subsidiary	(240,832)	(356,040)

NET LOSS	$(246,152)	$(325,571)

17.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended	For the Period
	December 31,	of January 11 to
	2008	December 31, 2007
OPERATING ACTIVITIES
Net loss	$(246,152)	$(325,571)
Adjustments to reconcile net loss to
net cash used for operating activities:
Equity in undistributed earnings of subsidiary	240,832	356,040
Stock compensation expense	326,820	169,069
Other, net	(145,435)	459,151
Net cash used for operating activities	176,065	658,689

INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	-	(8,417,390)
Net cash used for investing activities	-	(8,417,390)

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	-	11,929,611
Purchase of treasury stock	(983,145)	-
Net cash (used for) provided by financing activities	(983,145)	11,929,611

Increase (decrease) in cash	(807,080)	4,170,910

CASH AT BEGINNING OF PERIOD	4,170,910	-

CASH AT END OF PERIOD	$3,363,830	$4,170,910

18.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total interest income	$2,614,736	$2,712,306	$2,848,464	$2,893,693
Total interest expense	1,268,893	1,262,059	1,391,422	1,389,598

Net interest income	1,345,843	1,450,247	1,457,042	1,504,095
Provision for loan losses	-	-	84,992	-

Net interest income after
provision for loan losses	1,345,843	1,450,247	1,372,050	1,504,095

Total noninterest income	126,416	132,325	(229,084)	54,789
Total noninterest expense	1,538,862	1,563,857	1,504,669	1,493,642

Income (loss) before income taxes	(66,603)	18,715	(361,703)	65,242
Income taxes (benefit)	(10,374)	21,639	34,145	(143,608)

Net income (loss)	$(56,229)	$(2,924)	$(395,848)	$208,850

Per share data:
Net income (loss)
Basic and diluted	$(0.02)	$-	$(0.13)	$0.07
Average shares outstanding
Basic and diluted	3,128,369	3,106,095	3,056,112	3,036,827

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total interest income	$2,509,272	$2,564,739	$2,587,955	$2,635,322
Total interest expense	1,332,162	1,430,956	1,424,674	1,450,798

Net interest income	1,177,110	1,133,783	1,163,281	1,184,524
Provision for loan losses	31,367	-	-	-

Net interest income after
provision for loan losses	1,145,743	1,133,783	1,163,281	1,184,524

Total noninterest income	174,183	184,620	179,102	222,619
Total noninterest expense	1,476,603	1,478,596	1,530,507	1,392,302

Income (loss) before income taxes	(156,677)	(160,193)	(188,124)	14,841
Income taxes (benefit)	(58,166)	(70,274)	(79,140)	42,998

Net loss	$(98,511)	$(89,919)	$(108,984)	$(28,157)

Per share data:
Net loss
Basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.01)
Average shares outstanding
Basic and diluted	3,177,766	3,178,616	3,181,749	3,162,898