Form 10-Q
period 2009-03-31
Polonia Bancorp
filed 2009-05-15
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                  No    ☒

As of May 15, 2009, there were 3,161,060 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1.      FINANCIAL INFORMATION
Item 1.         Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$2,090,480	$1,938,465
Interest-bearing deposits with other institutions	10,586,089	2,732,477
Cash and cash equivalents	12,676,569	4,670,942

Investment securities available for sale	37,945,777	37,788,887
Loans receivable (net of allowance for loan losses of $963,930 and $857,702)	158,755,423	163,758,907
Accrued interest receivable	895,704	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200
Premises and equipment, net	4,920,245	4,970,314
Bank-owned life insurance	3,894,883	3,936,358
Other assets	1,861,460	1,949,641
TOTAL ASSETS	$223,229,261	$220,236,203

LIABILITIES
Deposits	$172,458,711	$164,586,405
FHLB advances - short-term	-	4,000,000
FHLB advances - long-term	24,217,755	24,553,349
Advances by borrowers for taxes and insurance	1,071,251	1,413,396
Accrued interest payable	88,597	63,867
Other liabilities	1,975,145	2,015,505
TOTAL LIABILITIES	199,811,459	196,632,522

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,561,958	13,515,680
Retained earnings	11,391,248	11,506,078
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (110,183 and 112,324 shares)	(1,101,830)	(1,123,243)
Treasury Stock (145,190 and 115,190 shares)	(1,239,645)	(983,145)
Accumulated other comprehensive income	773,008	655,248
TOTAL STOCKHOLDERS' EQUITY	23,417,802	23,603,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$223,229,261	$220,236,203

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,267,800	$2,039,573
Investment securities	482,428	533,158
Other interest and dividend income	2,526	42,005
Total interest and dividend income	2,752,754	2,614,736

INTEREST EXPENSE
Deposits	1,139,141	1,160,437
FHLB advances - short-term	396	33,664
FHLB advances - long-term	192,845	68,178
Advances by borrowers for taxes and insurance	7,666	6,614
Total interest expense	1,340,048	1,268,893

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,412,706	1,345,843
Provision for loan losses	105,328	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,307,378	1,345,843

NONINTEREST INCOME
Service fees on deposit accounts	21,867	27,801
Earnings on bank-owned life insurance	(41,475)	(40,672)
Gain on sale of loans	91,459	-
Rental income	71,832	80,833
Other	62,036	58,454
Total noninterest income	205,719	126,416

NONINTEREST EXPENSE
Compensation and employee benefits	886,369	865,377
Occupancy and equipment	255,965	277,069
Federal deposit insurance premiums	147,883	21,970
Data processing expense	68,145	67,904
Professional fees	88,071	81,166
Other	219,862	225,376
Total noninterest expense	1,666,295	1,538,862

Loss before income tax benefit	(153,198)	(66,603)
Income tax benefit	(38,368)	(10,374)

NET LOSS	$(114,830)	$(56,229)

EARNINGS PER SHARE	$(0.04)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In-Capital	Retained Earnings	Unallocated ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income (Loss)

Balance, December 31, 2008	3,191,060	$33,063	$13,515,680	$11,506,078	$(1,123,243)	$(983,145)	$655,248	$23,603,681

Net loss				(114,830)				(114,830)	$(114,830)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of taxes of $60,664							117,760	117,760	117,760
Comprehensive income									$2,930
Purchase of treasury stock	(30,000)					(256,500)		(256,500)
Stock options compensation expense			22,398					22,398
Allocation of unearned ESOP shares			(5,054)		21,413			16,359
Allocation of unearned restricted stock			28,934					28,934

Balance, March 31, 2009	3,161,060	$33,063	$13,561,958	$11,391,248	$(1,101,830)	$(1,239,645)	$773,008	$23,417,802

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(114,830)	$(56,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	105,328	-
Depreciation, amortization and accretion	50,744	101,900
Origination of loans held for sale	(6,896,327)	-
Proceeds from sale of loans	6,987,786	-
Net gain on sale of loans	(91,459)	-
Earnings on bank-owned life insurance	41,475	40,672
Deferred federal income taxes	(3,300)	(5,231)
Decrease in accrued interest receivable	(13,750)	(29,315)
Increase in accrued interest payable	24,730	55,688
Compensation expense for stock options, ESOP and restricted stock	67,691	75,600
Other, net	(9,543)	(101,745)
Net cash provided by operating activities	148,545	81,340

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,775,009	8,462,451
Purchases	(1,750,547)	(2,022,150)
Increase in loans receivable, net	4,915,878	(4,679,841)
Purchase of Federal Home Loan Bank stock	-	(1,090,600)
Redemptions of Federal Home Loan Bank stock	-	564,200
Purchase of premises and equipment	(21,325)	(23,627)
Net cash provided by investing activites	4,919,015	1,210,433

FINANCING ACTIVITES
Increase (decrease) in deposits, net	7,872,306	(8,070,329)
Net decrease in FHLB advances - short-term	(4,000,000)	(6,000,000)
Repayment of FHLB advances - long-term	(335,594)	(323,112)
Proceeds of FHLB advances - long-term	-	14,766,000
Purchase of treasury stock	(256,500)	-
Decrease in advances by borrowers for taxes and insurance, net	(342,145)	(328,268)
Net cash provided by financing activites	2,938,067	44,291
Increase in cash and cash equivalents	8,005,627	1,336,064

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,670,942	3,825,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,676,569	$5,161,789

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,315,318	$1,213,205
Income taxes	-	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2008.

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

Recent Accounting and Regulatory Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may elect early adoption of this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date.   If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP.  This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended
	March 31,
	2009	2008
Net Loss	$(114,830)	$(56,229)

Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(138,746)	-
Less weighted average number of unearned ESOP shares	(110,909)	(119,525)
Less weighted average number of nonvested restricted stock awards	(43,126)	(58,356)
Weighted average shares outstanding basic	3,013,469	3,128,369
Weighted average shares outstanding diluted	3,013,469	3,128,369
Earnings per shares:
Basic	$(0.04)	$(0.02)
Diluted	(0.04)	(0.02)

Options to purchase 162,003 shares of common stock as of March 31, 2009 and 2008, as well as 42,066 shares and 57,240 shares of restricted stock as of March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they are in a loss position.

3.	Comprehensive Income

In complying with FAS No. 130, Reporting Comprehensive Income, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income consists of net unrealized gains on securities available for sale and derivatives that qualify as cash flow hedges.  Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended
	March 31,
	2009	2008
Net loss:	$(114,830)	$(56,229)
Other comprehensive income, net of tax
Fair value adjustment on securities available for sale, net of taxes of $60,664 and $119,671	117,760	232,302
Other comprehensive income, net of tax	117,760	232,302
Comprehensive income	$2,930	$176,073

4.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,041,352.  The cash surrender value of these policies totaled $3,894,883 and $3,936,358 at March 31, 2009 and December 31, 2008, respectively.  The Plan provides that death benefits totaling $6.0 million at March 31, 2009, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At March 31, 2009 and December 31, 2008, $1,454,797 and $1,444,546 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $494,631 and $491,146 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $38,162 and $40,420 for the three months ended March 31, 2009 and 2008.  The accruals increase each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended March 31,
	2009	2008
Components of net periodic benefit cost:
Service cost	$15,591	$49,934
Interest cost	22,571	(9,514)
Net periodic benefit cost	$38,162	$40,420

5.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS. 157.  The FASB also issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2009 and 2008, respectively, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale	$-	$37,945,777	$-	$37,945,777

	March 31, 2008
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale	$-	$37,788,887	$-	$37,788,887

           In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

           As of  March 31, 2009, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of  March 31, 2009, all of the financial assets measured at fair value utilized the market approach.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described in the Company’s Form 10-K for the year ended December 31, 2008 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $223.2 million, an increase of $3.0 million, or 1.4%, from total assets of $220.2 million at December 31, 2008.  The increase in assets resulted primarily from an $8.0 million increase in cash and cash equivalents, partially offset by a $5.0 million decrease in loans.  Total liabilities at March 31, 2009 were $199.8 million compared to $196.6 million at December 31, 2008, an increase of $3.2 million, or 1.6%.  The increase in liabilities was mainly due to a $7.9 million increase in deposits, partially offset by a $4.4 million decrease FHLB advances.  Total stockholders’ equity decreased to $23.4 million at March 31, 2009 from $23.6 million at December 31, 2008, a decrease of $186,000, or 0.8%, primarily due to $257,000 in stock repurchases and a $115,000 decrease in retained earnings, partially offset by a $118,000 increase in accumulated other comprehensive income.

Loans, net, decreased $5.0 million, or 3.1%, to $158.8 million at March 31, 2009, compared to $163.8 million at December 31, 2008.  The size of our loan portfolio decreased during the three months ended March 31, 2009 due primarily to the sale of $6.9 million in loans during the quarter. The Bank’s strategy, previously, was to portfolio all loan production, however, we have begun to sell certain loans identified at settlement which will be sold into the secondary market. We will determine loans to be sold by rate, term or proximity to our service area

Total deposits increased to $172.5 million from $164.6 million during the three months ended March 31, 2009, an increase of $7.9 million, or 4.8%.  The increase in deposits was attributable, in part, to the higher rates offered on certificates of deposit and money market accounts as we anticipated increased loan production during the quarter. However, as loan production did not meet our expectations we reduced rates significantly by the end of the first quarter.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  FHLB advances short-term decreased $4.0 million to $0 at March 31, 2009.  The $4.0 million decrease in FHLB advances short-term was due to more attractive longer term funding opportunities available through deposits.

Comparison of Operating Results For The Three Months Ended March 31, 2009 and 2008

           General.  We recorded a net loss of $115,000 during the three months ended  March 31, 2009, compared to a net loss of $56,000 during the three months ended March 31, 2008.  The higher net loss for the 2009 period was primarily related to higher a provision for loan losses and higher noninterest expense, partially offset by higher net interest income, higher noninterest income and a higher income tax benefit.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,268	$2,040
Investment securities	482	533
Other interest and dividend income	3	42
Total interest and dividend income	2,753	2,615
Interest Expense:
Deposits	1,139	1,160
FHLB advances - short-term	-	34
FHLB advances - long-term	193	68
Advances by borrowers for taxes and insurance	8	7
Total interest expense	1,340	1,269
Net interest income	$1,413	$1,346

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$158,915	5.71%	$139,698	5.84%
Investment securities	38,597	5.00	42,451	5.02
Other interest-earning assets	9,724	0.13	4,336	3.89
Total interest-earning assets	207,236	5.39%	186,485	5.62%
Noninterest-earning assets:	13,591		12,867
Allowance for Loan Losses	(924)		(732)
Total assets	$219,903		$198,620

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	10,426	0.58%	11,595	0.73%
Money market deposits	28,044	2.82	29,718	3.19
Savings accounts	34,468	0.87	35,585	0.82
Time deposits	90,845	3.82	78,439	4.24
Total interest-bearing deposits	163,783	2.82%	155,337	3.00%
FHLB advances - short-term	311	1.30	3,714	3.67
FHLB advances - long-term	24,427	3.19	8,072	3.38
Advances by borrowers for taxes and insurance	1,454	2.23	1,322	2.12
Total interest-bearing liabilities	189,975	2.86%	168,445	3.02%

Noninterest-bearing liabilities:	6,558		5,945
Total liabilities	196,533		174,390
Retained earnings	23,370		24,230
Total liabilities and retained earnings	$219,903		$198,620

Interest rate spread		2.53%		2.60%
Net yield on interest-bearing assets		2.77%		2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities		109.09%		110.71%

       Our net interest rate spread declined from 2.60% for the three months ended March 31, 2008 to 2.53% for the same period in 2009.  Net interest income for the three months ended March 31, 2009 increased $66,000 to $1.4 million, or 5.0%, from $1.3 million during the same period last year.  The primary reasons for the increase in net interest income for the three month period reflects a higher volume in loans and a lower weighted average rate paid on deposits, partially offset by  lower average balance of investment securities, a lower average interest rate earned on other interest-earning assets and investment securities and a higher average balance of FHLB advances.  The average balance of loans grew during the three months ended March 31, 2009 due to a continued effort by our new loan officers. Lower interest expense on deposits was due to a continuing decline in market interest rates due to a lower Federal Funds rate. The higher average balance of other interest-earning assets was due to an increase in deposits held in other banks during the three months ending March 31, 2009.  Other interest-earning assets primarily consist of cash and cash equivalents.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$858 $	731
Provision for loan losses	105	-
Charge-offs	-	-
Recoveries	1	2
Net charge-offs Allowance at end of period	1	2
	$964	$733

               We recorded a provision for loan losses of  $105,000 for the three months ended March 31, 2009 as compared to no provision for loan losses for the three months ended March 31, 2008.  The provision during the period ending March 31, 2009 reflects management’s assessment of increased lending activities, charge-off activity, increased non-performing loans, levels of current delinquencies, and current economic conditions.

               The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented. During the quarter, the Bank  had three loans from one borrower totaling $1.5 million reach non-accrual status. There was not a significant increase in delinquent loans during the quarter other than aforementioned three loans.

	At March 31,	At March 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$2,304	$212
Real estate owned	-	-
Total nonperforming assets	$2,304	$212

Total nonperforming loans to total loans	1.44%	0.15%
Total nonperforming loans to total assets	1.03%	0.11%
Total nonperforming assets to total assets	1.03%	0.11%

  Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service fees on deposit accounts	$22	$28
Earnings on Bank-owned life insurance	(41)	(41)
Gain on sale of loans	91	-
Rental income	72	81
Other	62	58
Total	$206	$126

The $80,000 increase in noninterest income during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to an $91,000 increase on the gain of sale of loans related to the sale of $6.9 million of loans and a $4,000 increase in other income related to increased activity in our title company subsidiary, partially offset by a $9,000 decrease in rental income related to increased vacancies in our office building and a $6,000 decrease in service fees on deposit accounts.

                 Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$886	$865
Occupancy and equipment	256	277
Federal deposit insurance premiums	148	22
Data processing expense	68	68
Professional fees	88	81
Other	220	226
Total	$1,666	$1,539

            Total noninterest expense increased $127,000, or 8.3%, to $1.7 million for the three months ended March 31, 2009 from the prior year period.  The increase in noninterest expenses for the three months ended March 31, 2009 as compared to the prior year period was primarily the result of a $126,000 increase in federal deposit insurance premiums related to the expiring of the one time credit received from the FDIC in 2007 and increased fees related to revised insurance premium fees during 2009.

                Income Taxes.  We recorded a tax benefit of $38,000 for the three months ended March 31, 2009 compared to a tax benefit of $10,000 during the three months ended March, 2008.  The recording of a tax benefit in 2009 as compared to 2008 resulted from the increase in our taxable operating losses.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $12.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.9 million at March 31, 2009.  In addition, at March 31, 2009, we had the ability to borrow a total of approximately $137.2 million from the FHLB of Pittsburgh.  On March 31, 2009, we had $24.2 million of borrowings outstanding.  Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

               At March 31, 2009, we had $1.8 million in mortgage loan commitments outstanding.  Time deposits due within one year of March 31, 2009 totaled $49.2 million, or 53.8% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2010.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering have been used for general corporate purposes, including the funding of lending activities.  We may use capital management tools such as cash dividends and common share repurchases.

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

For the three months ended March 31, 2009 and the year ended December 31, 2008 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.           OTHER INFORMATION

Item 1.               Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A .           Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At March 31, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the first quarter of 2009 were as follows:

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs

January 1 - 31, 2009	20,000	$8.80	20,000	14,581
February 1 - 28, 2009	10,000	8.05	10,000	4,581
March 1 - 31, 2009	-	-	-	-

Total	30,000	$8.55	30,000

(1) On March 4, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 148,741 shares of the Company's common stock. This stock repurchase program was completed during the first quarter of 2009.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.               Submission Of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

3.1           Charter of Polonia Bancorp (1)

3.2           Bylaws of Polonia Bancorp (2)

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

(2)	Incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009 (file no. 000-52667).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: May 15, 2009	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2009	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)