Form 10-Q
period 2009-06-30
Polonia Bancorp
filed 2009-08-14
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes     ☐                       No ☒

As of August 14, 2009, there were 3,161,060 shares of the registrant’s common stock outstanding.

	POLONIA BANCORP
	Table of Contents

		Page
		No.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 (Unaudited)	2

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and
	2008 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended
	June 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and
	2008 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$1,971,688	$1,938,465
Interest-bearing deposits with other institutions	15,294,172	2,732,477
Cash and cash equivalents	17,265,860	4,670,942

Investment securities available for sale	37,607,150	37,788,887
Loans receivable (net of allowance for loan losses of $1,078,992 and $857,702)	151,968,739	163,758,907
Accrued interest receivable	914,397	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200
Premises and equipment, net	4,867,307	4,970,314
Bank-owned life insurance	3,969,279	3,936,358
Other assets	1,861,441	1,949,641
TOTAL ASSETS	$220,733,373	$220,236,203

LIABILITIES
Deposits	$169,614,525	$164,586,405
FHLB advances - short-term	-	4,000,000
FHLB advances - long-term	23,878,967	24,553,349
Advances by borrowers for taxes and insurance	1,418,300	1,413,396
Accrued interest payable	95,559	63,867
Other liabilities	2,220,860	2,015,505
TOTAL LIABILITIES	197,228,211	196,632,522

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,608,926	13,515,680
Retained earnings	11,346,620	11,506,078
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (108,026 and 112,324 shares)	(1,080,267)	(1,123,243)
Treasury Stock (145,190 and 115,190 shares)	(1,239,645)	(983,145)
Accumulated other comprehensive income	836,465	655,248
TOTAL STOCKHOLDERS' EQUITY	23,505,162	23,603,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,733,373	$220,236,203

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,223,912	$2,163,344	$4,491,712	$4,202,917
Investment securities	469,091	498,251	951,519	1,031,409
Other interest and dividend income	3,092	50,711	5,618	92,716
Total interest and dividend income	2,696,095	2,712,306	5,448,849	5,327,042

INTEREST EXPENSE
Deposits	1,090,592	1,114,205	2,229,733	2,274,642
FHLB advances - short-term	-	11,213	396	44,877
FHLB advances - long-term	191,508	130,701	384,352	198,879
Advances by borrowers for taxes and insurance	6,867	5,940	14,533	12,554
Total interest expense	1,288,967	1,262,059	2,629,014	2,530,952

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,407,128	1,450,247	2,819,835	2,796,090
Provision for loan losses	113,712	-	219,040	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,293,416	1,450,247	2,600,795	2,796,090

NONINTEREST INCOME
Service fees on deposit accounts	23,127	36,970	44,994	64,772
Earnings on Bank-owned life insurance	74,396	(39,324)	32,921	(79,996)
Gain on sale of loans	31,399	15,800	122,858	15,800
Rental income	71,797	77,122	143,629	157,955
Other	43,552	41,757	105,588	100,210
Total noninterest income	244,271	132,325	449,990	258,741

NONINTEREST EXPENSE
Compensation and employee benefits	851,748	841,717	1,738,117	1,707,094
Occupancy and equipment	246,243	267,208	502,209	544,277
Federal deposit insurance premiums	116,883	24,081	264,766	46,051
Data processing expense	63,096	64,824	131,240	132,728
Professional fees	88,731	74,475	176,802	155,641
Other	260,109	291,553	479,972	516,928
Total noninterest expense	1,626,810	1,563,858	3,293,106	3,102,719

Income (loss) before income tax expense (benefit)	(89,123)	18,714	(242,321)	(47,888)
Income tax expense (benefit)	(44,495)	21,638	(82,863)	11,265

NET LOSS	$(44,628)	$(2,924)	$(159,458)	$(59,153)

EARNINGS PER SHARE	$(0.01)	$0.00	$(0.05)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

    POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of						Accumulated
	Common		Additional		Unallocated		Other
	Stock	Common	Paid-In-	Retained	ESOP	Treasury	Comprehensive		Comprehensive
	Outstanding	Stock	Capital	Earnings	Shares	Stock	Income	Total	Income (Loss)

Balance, December 31, 2008	3,191,060	$33,063	$13,515,680	$11,506,078	$(1,123,243)	$(983,145)	$655,248	$23,603,681

Net loss				(159,458)				(159,458)	$(159,458)
Other comprehensive income:
Unrealized gain on available-for-sale
securities, net of taxes
of $93,354							181,217	181,217	181,217
Comprehensive income									$21,759
Purchase of treasury stock	(30,000)					(256,500)		(256,500)
Stock options compensation expense			44,797					44,797
Allocation of unearned ESOP shares			(9,418)		42,976			33,558
Allocation of unearned restricted stock			57,867					57,867

Balance, June 30, 2009	3,161,060	$33,063	$13,608,926	$11,346,620	$(1,080,267)	$(1,239,645)	$836,465	$23,505,162

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(159,458)	$(59,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	219,040	-
Depreciation, amortization and accretion	92,176	197,478
Origination of loans held for sale	(15,859,027)	-
Proceeds from sale of loans	15,981,885	-
Net gain on sale of loans	(122,858)	-
Earnings on bank-owned life insurance	(32,921)	79,996
Deferred federal income taxes	(6,600)	(10,462)
Increase in accrued interest receivable	(32,443)	(66,547)
Increase in accrued interest payable	31,692	60,878
Compensation expense for stock options, ESOP and restricted stock	136,222	196,221
Other, net	206,801	143,828
Net cash provided by operating activities	454,509	542,239

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	4,874,688	13,259,753
Purchases	(4,414,507)	(5,151,041)
Increase (decrease) in loans receivable, net	11,617,581	(14,717,422)
Loans purchased	-	(72,638)
Purchase of Federal Home Loan Bank stock	-	(1,344,300)
Redemptions of Federal Home Loan Bank stock	-	850,300
Purchase of premises and equipment	(39,495)	(31,433)
Net cash provided by (used for) investing activites	12,038,267	(7,206,781)

FINANCING ACTIVITES
Increase (decrease) in deposits, net	5,028,120	11,031,438
Net decrease in FHLB advances - short-term	(4,000,000)	(6,000,000)
Repayment of FHLB advances - long-term	(674,382)	(649,299)
Proceeds of FHLB advances - long-term	-	14,766,000
Purchase of treasury stock	(256,500)	(368,600)
Increase in advances by borrowers for taxes and insurance, net	4,904	216,771
Net cash provided by financing activites	102,142	18,996,310
Increase in cash and cash equivalents	12,594,918	12,331,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,670,942	3,825,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,265,860	$16,157,493

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,597,322	$2,470,074
Income taxes	75,000	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2008.

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

Recent Accounting and Regulatory Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The Company has presented the necessary disclosures in Note 6 herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after June 15, 2009.  The adoption of  FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated.  FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Loss	$(44,628)	$(2,924)	$(159,458)	$(59,153)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(145,190)	(27,775)	(141,986)	(13,887)
Less weighted average number of unearned ESOP shares	(108,749)	(117,365)	(109,823)	(118,449)
Less weighted average number of nonvested restricted stock awards	(41,108)	(55,015)	(41,579)	(56,127)
Weighted average shares outstanding basic	3,011,203	3,106,095	3,012,862	3,117,787
Weighted average shares outstanding diluted	3,011,203	3,106,095	3,012,862	3,117,787
Earnings per shares:
Basic	$(0.01)	$0.00	$(0.05)	$(0.02)
Diluted	(0.01)	0.00	(0.05)	(0.02)

              Options to purchase 153,903 and 162,003 shares of common stock as of June 30, 2009 and 2008, as well as 38,988 shares and 64,800 shares of restricted stock as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they are in a loss position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss:	$(44,628)	$(2,924)	$(159,458)	$(59,153)
Other comprehensive income (loss), net of tax
Fair value adjustment on securities available for sale, net of taxes
of $32,690, $(235,472), $93,354 and $(115,801)	63,457	(457,093)	181,217	(224,791)
Other comprehensive income (loss), net of tax	63,457	(457,093)	181,217	(224,791)
Comprehensive income (loss)	$18,829	$(460,017)	$21,759	$(283,944)

4.             Investment Securities

                The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$20,988,745	$842,340	$-	$21,831,085
Freddie Mac	5,944,797	225,825	-	6,170,622
Government National Mortgage
Association securities	1,516,457	88,999	-	1,605,456
Other	91,633	3,509	(6,022)	89,120
Total mortgage-backed
securities	28,541,632	1,160,673	(6,022)	29,696,283
Corporate securities	7,779,647	119,720	(2,500)	7,896,867
Total debt securities	36,321,279	1,280,393	(8,522)	37,593,150
Equity securities	18,500	-	(4,500)	14,000

Total	$36,339,779	$1,280,393	$(13,022)	$37,607,150

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$23,870,316	$766,189	$(8,608)	$24,627,897
Freddie Mac	6,835,338	164,728	(549)	6,999,517
Government National Mortgage
Association securities	1,627,489	60,819	-	1,688,308
Other	98,069	19	(4,359)	93,729
Total mortgage-backed
securities	32,431,212	991,755	(13,516)	33,409,451
Corporate securities	4,346,375	28,231	(620)	4,373,986
Total debt securities	36,777,587	1,019,986	(14,136)	37,783,437
Equity securities	18,500	-	(13,050)	5,450

Total	$36,796,087	$1,019,986	$(27,186)	$37,788,887

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Other	$-	$-	$6,866	$(6,022)	$6,866	$(6,022)
Corporate securities	1,997,500	(2,500)	-	-	1,997,500	(2,500)
Equity securities	14,000	(4,500)	-	-	14,000	(4,500)

Total	$2,011,500	$(7,000)	$6,866	$(6,022)	$2,018,366	$(13,022)

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$629,367	$(8,608)	$-	$-	$629,367	$(8,608)
Freddie Mac	116,064	(549)	-	-	116,064	(549)
Other	-	-	9,312	(4,359)	9,312	(4,359)
Corporate securities	1,999,380	(620)	-	-	1,999,380	(620)
Equity securities	5,450	(13,050)	-	-	5,450	(13,050)

Total	$2,750,261	$(22,827)	$9,312	$(4,359)	$2,759,573	$(27,186)

There are three positions that are considered temporarily impaired as of June 30, 2009.   The Company reviews its position quarterly and has asserted that at June 30, 2009, the declines outlined in the above table represent temporary declines, and the Company does not have the intent to sell these securities and it is more likely then not that it will not have to sell the securities before recovery of their cost basis.  The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.  The Company recorded an other-than-temporary impairment charge of $411,500 for the year ended December 31, 2008.

There were no sales of securities available for sale during the periods ended June 30, 2009 and 2008.

The amortized cost and fair value of debt securities at June 30, 2009, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within one year	$3,120,771	$3,150,101
Due after one year through five years	2,792,649	2,889,115
Due after five years through ten years	12,061,470	12,522,391
Due after ten years	18,346,389	19,031,543

Total	$36,321,279	$37,593,150

5.           Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,110,444.  The cash surrender value of these policies totaled $3,969,279 and $3,936,358 at June 30, 2009 and December 31, 2008, respectively.  The Plan provides that death benefits totaling $6.0 million at June 30, 2009, will be paid to their beneficiaries in the event the officers should die.

              Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At June 30, 2009 and December 31, 2008, $1,465,048 and $1,444,546 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $498,116 and $491,146 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $36,949 and $38,898 for the three months ended June 30, 2009 and 2008, and $75,112 and $79,318 for the six months ended June 30, 2009 and 2008, respectively. The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$14,378	$48,412	$20,924	$98,346
Interest cost	22,571	(9,514)	54,188	(19,028)
Net periodic benefit cost	$36,949	$38,898	$75,112	$79,318

6.	Fair Value Measurements

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

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2009 and 2008, respectively, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$29,696,283	$-	$29,696,283
Corporate securities	-	7,896,867	-	7,896,867
Equity securities	-	14,000	-	14,000

Total	$-	$37,607,150	$-	$37,607,150

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$33,409,451	$-	$33,409,451
Corporate securities	-	4,373,986	-	4,373,986
Equity securities	-	5,450	-	5,450

Total	$-	$37,788,887	$-	$37,788,887

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

As of June 30, 2009, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2009, all of the financial assets measured at fair value utilized the market approach.

7.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$17,265,860	$17,265,860	$4,670,942	$4,670,942
Investment securities
available for sale	37,607,150	37,607,150	37,788,887	37,788,887
Net loans receivable	151,968,739	156,987,056	163,758,907	168,774,162
Accrued interest receivable	914,397	914,397	881,954	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200	2,279,200	2,279,200
Bank-owned life insurance	3,969,279	3,969,279	3,936,358	3,936,358

Financial liabilities:
Deposits	$169,614,525	$173,147,381	$164,586,405	$170,256,832
FHLB advances - short-term	-	-	4,000,000	4,000,000
FHLB advances - long-term	23,878,967	24,725,193	24,553,349	25,878,974
Advances by borrowers
for taxes and insurance	1,418,300	1,418,300	1,413,396	1,413,396
Accrued interest payable	95,559	95,559	63,867	63,867

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or stimulation modeling.  As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument.  In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions.

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, FHLB Advances – Short-Term, Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

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

Deposits and FHLB Advances – Long-Term

The fair values of certificates of deposit and FHLB advances – long-term are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.  Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section.

8.	Subsequent Events

The Company assessed events occurring subsequent to June 30, 2009 through August 14, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 14, 2009.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $220.7 million, an increase of $500,000, or 0.2%, from total assets of $220.2 million at December 31, 2008.  The increase in assets resulted primarily from a $12.6 million increase in cash and cash equivalents, partially offset by an $11.8 million decrease in loans.  Total liabilities at June 30, 2009 were $197.2 million compared to $196.6 million at December 31, 2008, an increase of $600,000, or 0.3%.  The increase in liabilities was mainly due to a $5.0 million increase in deposits partially offset by a $4.7 million decrease FHLB advances.  Total stockholders’ equity decreased to $23.5 million at June 30, 2009 from $23.6 million at December 31, 2008, a decrease of $100,000, or 0.4%, primarily due to $257,000 in stock repurchases and a $160,000 decrease in retained earnings, partially offset by a $181,000 increase in accumulated other comprehensive income.

Cash and cash equivalents increased to $17.3 million from $4.7 million during the six months ended June 30, 2009, an increase of $12.6 million, or 268.0%.  The increase in cash and cash equivalents was attributable, in part, to an anticipated increase in loan production which was generated by higher rates offered on certificates of deposit and money market accounts and a higher amount of loan payoffs during the period.

               Loans, net, decreased $11.8 million, or 7.2%, to $152.0 million at June 30, 2009, compared to $163.8 million at December 31, 2008.  The size of our loan portfolio decreased during the six months ended June 30, 2009 due primarily to the sale of $15.9 million in loans during the six months ended June 30, 2009. The Bank’s strategy, previously, was to portfolio all loan production. However, we have begun to sell certain loans identified at settlement which will be sold into the secondary market. We will determine loans to be sold by rate, term or proximity to our service area.

Total deposits increased to $169.6 million from $164.6 million during the six months ended June 30, 2009, an increase of $5.0 million, or 3.0%.  The increase in deposits was attributable, in part, to the higher rates offered on certificates of deposit and money market accounts during the first quarter as we anticipated increased loan production during the quarter. However, as loan production did not meet our expectations, we reduced rates by the end of the first quarter and have continued to do so through the end of the six month period ending June 30, 2009.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  FHLB advances short-term decreased $4.0 million to $0 at June 30, 2009.  The $4.0 million decrease in FHLB advances short-term was due to more attractive longer term funding opportunities available through deposits.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2009 and 2008

           General.  We recorded a net loss of $45,000 during the three months ended June 30, 2009, compared to a net loss of $3,000 during the three months ended June 30, 2008.  The higher net loss for the 2009 period was primarily related to a higher provision for loan losses, lower net interest income and higher noninterest expense, partially offset by higher noninterest income and a higher income tax benefit.

             We recorded a net loss of $159,000 during the six months ended June 30, 2009, compared to a net loss of $59,000 during the six months ended June 30, 2008. The higher net loss for 2009 was primarily related to a higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income, higher noninterest income and a higher income tax benefit.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,224	$2,163	$4,492	$4,203
Investment securities	469	498	951	1,031
Other interest and dividend income	3	51	6	93
Total interest and dividend income	2,696	2,712	5,449	5,327
Interest Expense:
Deposits	1,091	1,114	2,230	2,275
FHLB advances - short-term	-	11	-	45
FHLB advances - long-term	191	131	384	199
Advances by borrowers for taxes and insurance	7	6	15	12
Total interest expense	1,289	1,262	2,629	2,531
Net interest income	$1,407	$1,450	$2,820	$2,796

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$155,013	5.68%	$147,730	5.86%	$156,953	5.69%	$143,714	5.93%
Investment securities	38,256	4.85	39,084	5.10	38,426	4.92	40,768	5.07
Other interest-earning assets	18,203	0.07	9,536	2.15	13,987	0.09	6,936	2.69
Total interest-earning assets	211,472	5.11%	196,350	5.54%	209,366	5.25%	191,418	5.58%
Noninterest-earning assets:	13,325		12,648		12,938		12,761
Allowance for Loan Losses	(1,007)		(760)		(966)		(746)
Total assets	$223,790		$208,238		$221,338		$203,433

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	10,699	0.75%	12,345	0.84%	10,563	0.67%	11,970	0.79%
Money market deposits	30,851	1.94	25,669	2.94	29,455	2.36	27,661	3.08
Savings accounts	34,401	0.87	36,583	0.84	34,434	0.87	36,084	0.84
Time deposits	91,276	3.72	81,866	4.03	91,062	3.77	80,153	4.13
Total interest-bearing deposits	167,227	2.62%	156,463	2.86%	165,514	2.72%	155,868	2.93%
FHLB advances - short-term	-	-	1,890	2.33	155	-	2,802	3.22
FHLB advances - long-term	24,093	3.18	18,421	2.85	24,259	3.19	13,246	3.01
Advances by borrowers for taxes and insurance	1,275	2.20	1,176	2.05	1,364	2.22	1,249	1.93
Total interest-bearing liabilities	192,595	2.68%	177,950	2.84%	191,292	2.77%	173,165	2.93%
Noninterest-bearing liabilities:	7,737		6,415		6,632		6,266
Total liabilities	200,332		184,365		197,924		179,431
Retained earnings	23,458		23,873		23,414		24,002
Total liabilities and retained earnings	$223,790		$208,238		$221,338		$203,433

Interest rate spread		2.43%		2.70%		2.48%		2.65%
Net yield on interest-bearing assets		2.67%		2.96%		2.72%		2.93%
Ratio of average interest-earning assets to
average interest-bearing liabilities		109.80%		110.34%		109.45%		110.54%

       Our net interest rate spread declined from 2.70% for the three months ended June 30, 2008 to 2.43% for the same period in 2009.  Our net interest rate spread declined from 2.65% for the six months ended June 30, 2008 to 2.48% for the same period in 2009. Net interest income for the three months ended June 30, 2009 decreased $43,000 to $1.4 million, or 3.0%, from $1.5 million during the same period last year.  Net interest income for the six months ended June 30, 2009 increased $24,000 to $2.8 million, 1.0%, from $2.8 million during the same period last year. The primary reasons for the decrease in net interest income for the three month period reflects a lower average interest rate earned on loans, investment securities and other interest-earning assets, a higher average balance of money market accounts and time deposits, and a higher average balance of FHLB advances and a higher average interest rate paid on FHLB advances, partially offset by a higher average balance  in loans and other interest-earning assets and a lower weighted average rate paid on deposits.  The primary reasons for the increase in net interest income for the six month period reflects a higher average balance in loans and other interest-earning assets, a lower average interest rate paid on deposit accounts, partially offset by a lower average interest rate earned on loans, investment securities and other interest-earning assets, a higher average balance of deposit accounts and a higher average balance of FHLB advances long-term. The average balance of loans grew during the three months ended March 31, 2009 due to a continued effort by our new loan officers. Lower interest expense on deposits was due to a continuing decline in market interest rates due to a lower Federal Funds rate. The higher average balance of other interest-earning assets was due to an increase in deposits held in other banks during the three months ending June 30, 2009.  Other interest-earning assets primarily consist of cash and cash equivalents.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$964	$733	$858	$731
Provision for loan losses	114	-	219	-
Charge-offs	-	-	-	-
Recoveries	1	37	2	39
Net charge-offs	1	37	2	39
Allowance at end of period	$1,079	$770	$1,079	$770

              We recorded a provision for loan losses of $114,000 for the three months ended June 30, 2009 as compared to no provision for loan losses for the three months ended June 30, 2008.  We recorded a provision for loan losses of $219,000 for the six months ended June 30, 2009 as compared to no provision for loan losses for the six months ended June 30, 2008. The provisions reflect management’s assessment of increased lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

             The following table provides information with respect to our nonperforming assets at the dates indicated.  During the quarter ending June 30, 2009 the Company restructured one troubled loan and at June 30, 2009 this loan was still classified as delinquent.  At June 30, 2009 we did not have any accruing loans past due 90 days or more at the dates presented. During the six month period ended June 30, 2009 the Bank had three participation loans from one borrower totaling $1.5 million reach non-accrual status. These three loans were collateralized by 67 single family properties located in the city of Philadelphia. The Company, along with other participants in the loans, are in the process of taking control of the management of these properties and should be foreclosing on these properties in September, 2009. The participants in these loans established a separate company to buy and subsequently manage and sell these properties. To accomplish this end a HELOC was granted to this subsidiary in the amount of $3.5 million to use to purchase these loans from the participants. Our share in these transactions has been and will continue to be 49%. This HELOC has been placed on non-accrual status and we are accounting for this transaction utilizing the equity method. There was not a significant increase in delinquent loans during the quarter or six month period ended other than the aforementioned three loans.

	At June 30,	At June 30,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$2,252	$142
Real estate owned	-	-
Total nonperforming assets	$2,252	$142

Total nonperforming loans to total loans	1.43%	0.09%
Total nonperforming loans to total assets	1.00%	0.06%
Total nonperforming assets to total assets	1.00%	0.06%

                Noninterest Income.  The following table summarizes noninterest income for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$23	$37	$45	$65
Earnings on Bank-owned life insurance	74	(39)	33	(80)
Gain on sale of loans	31	16	123	16
Rental income	72	77	144	158
Other	44	41	105	100
Total	$244	$132	$450	$259

The $112,000 increase in noninterest income during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to an $113,000 an increase in earnings on the Bank-owned life insurance and by $15,000 in gains on the sale of loans related to the sale of $9.0 million of loans, partially offset by a $14,000 decrease in service fees on deposit accounts, due to the introduction of a no monthly service charge fee checking account during the second quarter of 2008 and reduced fee income generated on wire transfer activity.

                The $191,000 increase in noninterest income during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to an $113,000 an increase in earnings on the Bank-owned life insurance and by $107,000 in gains on the sale of loans related to the sale of $15.9 million of loans, partially offset by a $20,000 decrease in service fees on deposit accounts, due to the introduction of a no monthly service charge fee checking account during the second quarter of 2008 and reduced fee income generated by wire transfer activity, and a $14,000 decrease in rental income related to increased vacancies in our office building.

              Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$852	$842	$1,738	$1,707
Occupancy and equipment	246	267	502	544
Federal deposit insurance premiums	117	24	265	46
Data processing expense	63	65	131	133
Professional fees	89	74	177	156
Other	260	292	480	517
Total	$1,627	$1,564	$3,293	$3,103

            Total noninterest expense increased $63,000, or 3.9%, to $1.6 million for the three months ended June 30, 2009 from the prior year period.  The increase in noninterest expenses for the three months ended June 30, 2009 as compared to the prior year period was primarily the result of a $93,000 increase in federal deposit insurance premiums related to the expiring of the one time credit received from the FDIC in 2007 and increased fees related to revised insurance premium fees during 2009, a $15,000 increase in professional fees related to additional costs associated with operating as a public company and an $11,000 increase in compensation and employee benefits, partially offset by a $32,000 decrease in other expenses related to lower costs associated with Restricted Stock Plan expense for directors and a $21,000 decrease in occupancy and equipment.

            Total noninterest expense increased $190,000, or 6.1%, to $3.3 million for the six months ended June 30, 2009 from the prior year period.  The increase in noninterest expenses for the six months ended June 30, 2009 as compared to the prior year period was primarily the result of a $219,000 increase in federal deposit insurance premiums related to the expiring of the one time credit received from the FDIC in 2007 and increased fees related to revised insurance premium fees during 2009, a $31,000 increase in compensation and employee benefits and a $21,000 increase in professional fees related to additional costs associated with operating as a public company,  partially offset by a $42,000 decrease in occupancy and equipment and a $37,000 decrease in other expenses related to lower costs associated with Restricted Stock Plan expense for directors.

             Income Taxes.  We recorded a tax benefit of $44,000 for the three months ended June 30, 2009 compared to a tax expense of $22,000 during the three months ended June 30, 2008.  The recording of a tax benefit in 2009 as compared to 2008 resulted from the increase in our taxable operating losses.

             We recorded a tax benefit of $83,000 for the six months ended June 30, 2009 compared to a tax expense of $11,000 during the six months ended June 30, 2008.  The recording of a tax benefit in 2009 as compared to 2008 resulted from the increase in our taxable operating losses.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $17.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.6 million at June 30, 2009.  In addition, at June 30, 2009, we had the ability to borrow a total of approximately $102.1 million from the FHLB of Pittsburgh.  On June 30, 2009, we had $23.9 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2009, we had $1.9 million in mortgage loan commitments outstanding.  Time deposits due within one year of June 30, 2009 totaled $50.2 million, or 55.0% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2010.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2009 and the year ended December 31, 2008 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A . Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters to a Vote of Security Holders

A.	The Annual Meeting of Stockholders was held on May 19, 2009.

B.	The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of director for a two-year term.

Nominees	For	Withheld
Timothy G. O’Shaughnessy	2,164,968	424,101

2.	Election of directors for a three-year term.

Nominees	For	Withheld
Anthony J. Szuszczewicz	2,162,168	426,901
Robert J. Woltjen	2,164,968	424,101

3.	Ratification of the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
2,585,619	2,750	700

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

POLONIA BANCORP

Date: August 14, 2009	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2009	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)