Form 10-Q
period 2009-09-30
Polonia Bancorp
filed 2009-11-13
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒                  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☐                  No ☒

As of November 13, 2009, there were 3,159,078 shares of the registrant’s common stock outstanding.

POLONIA BANCORP
Table of Contents

PART 1.                          FINANCIAL INFORMATION
Item 1.                              Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$3,658,056	$1,938,465
Interest-bearing deposits with other institutions	11,462,757	2,732,477
Cash and cash equivalents	15,120,813	4,670,942

Investment securities available for sale	41,901,287	37,788,887
Loans receivable (net of allowance for loan losses of $1,160,646 and $857,702)	149,686,751	163,758,907
Accrued interest receivable	963,107	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200
Premises and equipment, net	4,825,965	4,970,314
Bank-owned life insurance	4,015,266	3,936,358
Other assets	1,806,536	1,949,641
TOTAL ASSETS	$220,598,925	$220,236,203

LIABILITIES
Deposits	$170,067,284	$164,586,405
FHLB advances - short-term	-	4,000,000
FHLB advances - long-term	23,607,084	24,553,349
Advances by borrowers for taxes and insurance	742,003	1,413,396
Accrued interest payable	120,475	63,867
Other liabilities	2,295,133	2,015,505
TOTAL LIABILITIES	196,831,979	196,632,522

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,648,095	13,515,680
Retained earnings	11,371,103	11,506,078
Unallocated shares held by Employee Stock Ownership Plan "ESOP" (105,855 and 112,324 shares)	(1,058,553)	(1,123,243)
Treasury Stock (147,172 and 115,190 shares)	(1,251,735)	(983,145)
Accumulated other comprehensive income	1,024,973	655,248
TOTAL STOCKHOLDERS' EQUITY	23,766,946	23,603,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,598,925	$220,236,203

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,139,573	$2,313,650	$6,631,286	$6,516,567
Investment securities	515,269	491,075	1,466,787	1,522,484
Other interest and dividend income	1,609	43,739	7,227	136,455
Total interest and dividend income	2,656,451	2,848,464	8,105,300	8,175,506

INTEREST EXPENSE
Deposits	1,020,610	1,225,285	3,250,342	3,499,927
FHLB advances - short-term	-	2,669	396	47,547
FHLB advances - long-term	190,359	156,889	574,711	355,768
Advances by borrowers for taxes and insurance	6,911	6,579	21,444	19,132
Total interest expense	1,217,880	1,391,422	3,846,893	3,922,374

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,438,572	1,457,042	4,258,407	4,253,132
Provision for loan losses	80,304	84,992	299,344	84,992

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,358,268	1,372,050	3,959,063	4,168,140

NONINTEREST INCOME
Service fees on deposit accounts	21,121	24,201	66,115	88,973
Earnings on Bank-owned life insurance	45,987	(44,688)	78,908	(124,684)
Investment securities losses, net	-	(411,500)	-	(411,500)
Gain on sale of loans	58,012	83,640	180,870	99,440
Rental income	71,997	78,627	215,626	236,582
Other	36,368	40,636	141,956	140,846
Total noninterest income	233,485	(229,084)	683,475	29,657

NONINTEREST EXPENSE
Compensation and employee benefits	843,601	853,805	2,581,717	2,560,900
Occupancy and equipment	250,179	276,009	752,388	820,286
Federal deposit insurance premiums	70,320	27,285	335,086	73,335
Data processing expense	67,261	63,807	198,501	196,535
Professional fees	86,242	78,999	263,044	234,640
Other	234,246	204,765	714,219	721,693
Total noninterest expense	1,551,849	1,504,670	4,844,955	4,607,389

Income (loss) before income tax expense (benefit)	39,904	(361,704)	(202,417)	(409,592)
Income tax expense (benefit)	15,421	34,145	(67,442)	45,410

NET INCOME (LOSS)	$24,483	$(395,849)	$(134,975)	$(455,002)

EARNINGS PER SHARE	$0.01	$(0.13)	$(0.04)	$(0.15)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of						Accumulated
	Common						Other
	Stock	Common	Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Outstanding	Stock	Paid-In-Capital	Earnings	ESOP Shares	Stock	Income	Total	Income (Loss)

Balance, December 31, 2008	3,191,060	$33,063	$13,515,680	$11,506,078	$(1,123,243)	$(983,145)	$655,248	$23,603,681

Net loss				(134,975)				(134,975)	$(134,975)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of taxes of $190,464							369,725	369,725	369,725
Comprehensive income									$234,750
Purchase of treasury stock	(31,982)					(268,590)		(268,590)
Stock options compensation expense			67,194					67,194
Allocation of unearned ESOP shares			(21,579)		64,690			43,111
Allocation of unearned restricted stock			86,800					86,800

Balance, September 30, 2009	3,159,078	$33,063	$13,648,095	$11,371,103	$(1,058,553)	$(1,251,735)	$1,024,973	$23,766,946

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(134,975)	$(455,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	299,344	84,992
Depreciation, amortization and accretion	160,923	287,009
Investment securities losses, net	-	411,500
Origination of loans held for sale	(19,880,941)	-
Proceeds from sale of loans	20,061,811	-
Net gain on sale of loans	(180,870)	(99,440)
Earnings on bank-owned life insurance	(78,908)	124,684
Deferred federal income taxes	(48,023)	(15,692)
Decrease in accrued interest receivable	(81,153)	(105,213)
Increase in accrued interest payable	56,608	117,403
Compensation expense for stock options, ESOP and restricted stock	197,105	269,258
Other, net	280,292	263,433
Net cash provided by operating activities	651,213	882,932

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	8,326,734	15,009,760
Purchases	(11,882,038)	(7,186,764)
Decrease (increase) in loans receivable, net	13,829,049	(26,853,059)
Loans purchased	-	(2,966,157)
Proceeds from the sale of loans	-	5,007,927
Purchase of Federal Home Loan Bank stock	-	(1,819,900)
Redemptions of Federal Home Loan Bank stock	-	1,084,300
Purchase of premises and equipment	(69,718)	(154,520)
Net cash provided by (used for) investing activites	10,204,027	(17,878,413)

FINANCING ACTIVITES
Increase in deposits, net	5,480,879	6,071,759
Net decrease in FHLB advances - short-term	(4,000,000)	(6,000,000)
Repayment of FHLB advances - long-term	(946,265)	(978,593)
Proceeds of FHLB advances - long-term	-	21,766,000
Purchase of treasury stock	(268,590)	(753,525)
Decrease in advances by borrowers for taxes and insurance, net	(671,393)	(399,523)
Net cash provided by (used for) financing activites	(405,369)	19,706,118
Increase in cash and cash equivalents	10,449,871	2,710,637

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,670,942	3,825,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,120,813	$6,536,362

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,790,286	$3,804,971
Income taxes	75,000	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2008.

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

Recent Accounting and Regulatory Pronouncements

         In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Company has presented the necessary disclosures in Note 6 herein.

          In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments – Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of  this new guidance did not have a material impact on the Company’s results of operations or financial position.

          In December 2007, FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations.    The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

        In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.   This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

        In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

       In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)).  Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification.  This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

       In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 200-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

       In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic – 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (loss)	$24,483	$(395,849)	$(134,975)	$(455,002)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(146,052)	(81,877)	(143,356)	(36,716)
Less weighted average number of unearned ESOP shares	(106,596)	(115,236)	(108,736)	(117,383)
Less weighted average number of nonvested restricted stock awards	(39,101)	(53,025)	(40,029)	(53,856)
Weighted average shares outstanding basic	3,014,501	3,056,112	3,014,129	3,098,295
Weighted average shares outstanding diluted	3,014,501	3,056,112	3,014,129	3,098,295
Earnings per share:
Basic	$0.01	$(0.13)	$(0.04)	$(0.15)
Diluted	0.01	(0.13)	(0.04)	(0.15)

              Options to purchase 153,903 shares at $9.40 per share and 162,003 shares at $9.40 per share of common stock as of September 30, 2009 and 2008, as well as 35,910 shares and 45,198 shares of restricted stock as of September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they are in a loss position.

3.	Comprehensive Income

In complying with generally accepted accounting  principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income consists of net unrealized gains on securities available for sale and derivatives that qualify as cash flow hedges.  Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss):	$24,483	$(395,849)	$(134,975)	$(455,002)
Other comprehensive income (loss), net of tax
Fair value adjustment on securities available for sale, net of taxes of $97,110, $73,932, $190,464 and $(41,869)	188,508	143,515	369,725	(81,276)
Other comprehensive income (loss), net of tax	188,508	143,515	369,725	(81,276)
Comprehensive income (loss)	$212,991	$(252,334)	$234,750	$(536,278)

4.             Investment Securities

                The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$20,946,142	$1,008,855	$-	$21,954,997
Freddie Mac	5,481,342	283,681	-	5,765,023
Government National Mortgage
Association securities	1,436,850	110,865	-	1,547,715
Other mortgage-backed securities	88,214	4,540	(3,690)	89,064
Total mortgage-backed
securities	27,952,548	1,407,941	(3,690)	29,356,799
Corporate securities	12,377,249	140,723	-	12,517,972
Total debt securities	40,329,797	1,548,664	(3,690)	41,874,771
Equity securities	18,500	8,016	-	26,516

Total	$40,348,297	$1,556,680	$(3,690)	$41,901,287

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Fannie Mae	$23,870,316	$766,189	$(8,608)	$24,627,897
Freddie Mac	6,835,338	164,728	(549)	6,999,517
Government National Mortgage
Association securities	1,627,489	60,819	-	1,688,308
Other mortgage-backed securities	98,069	19	(4,359)	93,729
Total mortgage-backed
securities	32,431,212	991,755	(13,516)	33,409,451
Corporate securities	4,346,375	28,231	(620)	4,373,986
Total debt securities	36,777,587	1,019,986	(14,136)	37,783,437
Equity securities	18,500	-	(13,050)	5,450

Total	$36,796,087	$1,019,986	$(27,186)	$37,788,887

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	September 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Other mortgage-backed securities	$-	$-	$8,260	$(3,690)	$8,260	$(3,690)

Total	$-	$-	$8,260	$(3,690)	$8,260	$(3,690)

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fannie Mae	$629,367	$(8,608)	$-	$-	$629,367	$(8,608)
Freddie Mac	116,064	(549)	-	-	116,064	(549)
Other mortgage-backed securities	-	-	9,312	(4,359)	9,312	(4,359)
Corporate securities	1,999,380	(620)	-	-	1,999,380	(620)
Equity securities	5,450	(13,050)	-	-	5,450	(13,050)

Total	$2,750,261	$(22,827)	$9,312	$(4,359)	$2,759,573	$(27,186)

There is one position that is considered temporarily impaired as of September 30, 2009.   The Company reviews its position quarterly and has asserted that at September 30, 2009, the declines outlined in the above table represent temporary declines, and the Company does not have the intent to sell these securities and it is more likely then not that it will not have to sell the securities before recovery of their cost basis.  The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.  The Company recorded an other-than-temporary impairment charge of $411,500 for the year ended December 31, 2008.

There were no sales of securities available for sale during the periods ended September 30, 2009 and 2008.

The amortized cost and fair value of debt securities at September 30, 2009, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due within one year	$1,750,187	$1,772,330
Due after one year through five years	2,768,727	2,867,858
Due after five years through ten years	11,992,565	12,544,591
Due after ten years	23,818,318	24,689,992

Total	$40,329,797	$41,874,771

5.           Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $10,957,007.  The cash surrender value of these policies totaled $4,015,266 and $3,936,358 at September 30, 2009 and December 31, 2008, respectively.  The Plan provides that death benefits totaling $6.0 million at September 30, 2009, will be paid to their beneficiaries in the event the officers should die.

              Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At September 30, 2009 and December 31, 2008, $1,475,299 and $1,444,546 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $501,602 and $491,146 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $39,681 and $41,010 for the three months ended September 30, 2009 and 2008, and $114,793 and $120,328 for the nine months ended September 30, 2009 and 2008, respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$17,110	$20,765	$47,080	$59,593
Interest cost	22,571	20,245	67,713	60,735
Net periodic benefit cost	$39,681	$41,010	$114,793	$120,328

6.           Fair Value Measurements

             US Generally Accepted Accounting Principles (“GAAP”) establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by GAAP hierarchy are as follows:

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

                   The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2009 and December 31, 2008, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$29,356,799	$-	$29,356,799
Corporate securities	-	12,517,972	-	12,517,972
Equity securities	-	26,516	-	26,516

Total	$-	$41,901,287	$-	$41,901,287

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$33,409,451	$-	$33,409,451
Corporate securities	-	4,373,986	-	4,373,986
Equity securities	-	5,450	-	5,450

Total	$-	$37,788,887	$-	$37,788,887

          Most of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For theses securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

           As of September 30, 2009, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2009, all of the financial assets measured at fair value utilized the market approach.

7.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$15,120,813	$15,120,813	$4,670,942	$4,670,942
Investment securities
available for sale	41,901,287	41,901,287	37,788,887	37,788,887
Net loans receivable	149,686,751	157,500,962	163,758,907	168,774,162
Accrued interest receivable	963,107	963,107	881,954	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200	2,279,200	2,279,200
Bank-owned life insurance	4,015,266	4,015,266	3,936,358	3,936,358

Financial liabilities:
Deposits	$170,067,284	$176,519,204	$164,586,405	$170,256,832
FHLB advances - short-term	-	-	4,000,000	4,000,000
FHLB advances - long-term	23,607,084	24,735,658	24,553,349	25,878,974
Advances by borrowers
for taxes and insurance	742,003	742,003	1,413,396	1,413,396
Accrued interest payable	120,475	120,475	63,867	63,867

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

The Company assessed events occurring subsequent to September 30, 2009 through November 13, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 13, 2009.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $220.6 million, an increase of $400,000, or 0.2%, from total assets of $220.2 million at December 31, 2008.  The increase in assets resulted primarily from a $10.4 million increase in cash and cash equivalents and a $4.1 million increase in investment securities available for sale, partially offset by an $14.1 million decrease in loans.  Total liabilities at September 30, 2009 were $196.8 million compared to $196.6 million at December 31, 2008, an increase of $200,000, or 0.1%.  The increase in liabilities was primarily due to a $5.5 million increase in deposits, partially offset by a $5.0 million decrease in FHLB advances and a $700,000 decrease in advances by borrowers for taxes and insurance.  Total stockholders’ equity increased to $23.8 million at September 30, 2009 from $23.6 million at December 31, 2008, an increase of $200,000, or 0.7%, primarily due to a $370,000 increase in accumulated other comprehensive income and a $132,000 increase in additional paid in capital, partially offset by $269,000 in stock repurchases and a $135,000 decrease in retained earnings.

Cash and cash equivalents increased to $15.1 million from $4.7 million during the nine months ended September 30, 2009, an increase of $10.4 million, or 221.3%.  The increase in cash and cash equivalents was attributable, in part, to an increase in deposits with other institutions due to the offering of competitive rates and the uncertainty of investors who have opted to deposit funds into financial institutions rather than invest in other alternatives and a higher amount of loan payoffs during the period.

               Investment securities available for sale increased to $41.9 million from $37.8 million during the nine months ended September 30, 2009, an increase of $4.1 million, or 10.8%. The increase in investment securities available for sale was attributable, in part, to investing excess cash in high quality, market yielding securities.

               Loans, net, decreased $14.1 million, or 8.6%, to $149.7 million at September 30, 2009, compared to $163.8 million at December 31, 2008.  The size of our loan portfolio decreased during the nine months ended September 30, 2009 due primarily to the  early payoff of loans and regular amortization of loans.

Total deposits increased to $170.1 million from $164.6 million during the nine months ended September 30, 2009, an increase of $5.5 million, or 3.3%.  The increase in deposits was attributable, in part, to the higher rates offered on certificates of deposit and money market accounts during the first quarter as we anticipated increased loan production during the quarter. However, as loan production did not meet our expectations, we reduced rates by the end of the first quarter and have continued to do so through the end of the nine month period ending September 30, 2009. The continued increase in deposits is due in part to the economic uncertainty for investors as they seek lower risk investment alternatives.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  FHLB advances short-term decreased $4.0 million to $0 at September 30, 2009.  The $4.0 million decrease in FHLB advances short-term was due to more attractive longer term funding opportunities available through deposits.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2009 and 2008

           General.  We recorded net income of $24,000 during the three months ended September 30, 2009, compared to a net loss of $396,000 during the three months ended September 30, 2008.  The higher net income for the 2009 period was primarily related to higher noninterest income, lower tax expense and a lower provision for loan losses, partially offset by lower net interest income and higher noninterest expense.

             We recorded a net loss of $135,000 during the nine months ended September 30, 2009, compared to a net loss of $455,000 during the nine months ended September 30, 2008. The lower net loss for 2009 was primarily related to higher noninterest income, lower tax expense and higher net interest income, partially offset by higher noninterest expense and a higher provision for loan losses.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September		September
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,139	$2,313	$6,631	$6,517
Investment securities	515	491	1,467	1,522
Other interest and dividend income	2	44	7	136
Total interest and dividend income	2,656	2,848	8,105	8,175
Interest Expense:
Deposits	1,021	1,225	3,250	3,500
FHLB advances - short-term	-	3	-	47
FHLB advances - long-term	190	157	575	356
Advances by borrowers for taxes and insurance	7	6	22	19
Total interest expense	1,218	1,391	3,847	3,922
Net interest income	$1,438	$1,457	$4,258	$4,253

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$152,516	5.49%	$160,657	5.76%	$155,458	5.62%	$149,403	5.82%
Investment securities	42,082	4.79	38,008	5.17	39,658	4.88	39,841	5.09
Other interest-earning assets	13,437	0.06	7,836	2.23	13,801	0.07	7,239	2.50
Total interest-earning assets	208,035	5.07%	206,501	5.47%	208,917	5.19%	196,483	5.54%
Noninterest-earning assets:	13,374		13,238		13,777		12,918
Allowance for Loan Losses	(1,094)		(799)		(1,009)		(764)
Total assets	$220,315		$218,940		$221,685		$208,637

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	11,210	0.78%	11,701	0.92%	10,781	0.71%	11,880	0.83%
Money market deposits	31,767	1.51	26,590	2.98	30,234	2.05	27,323	3.05
Savings accounts	29,427	0.63	35,780	0.93	32,747	0.80	35,982	0.87
Time deposits	91,864	3.59	92,277	3.93	91,332	3.71	84,224	4.06
Total interest-bearing deposits	164,268	2.47%	166,348	2.92%	165,094	2.63%	159,409	2.92%
FHLB advances - short-term	-	-	413	2.88	103	-	2,000	3.13
FHLB advances - long-term	23,754	3.18	20,682	3.01	24,089	3.19	15,743	3.01
Advances by borrowers for taxes and insurance	1,273	2.18	1,288	1.85	1,333	2.21	1,262	2.01
Total interest-bearing liabilities	189,295	2.55%	188,731	2.92%	190,619	2.70%	178,414	2.93%
Noninterest-bearing liabilities:	7,372		7,029		7,573		6,465
Total liabilities	196,667		195,760		198,192		184,879
Retained earnings	23,648		23,180		23,493		23,758
Total liabilities and retained earnings	$220,315		$218,940		$221,685		$208,637

Interest rate spread		2.51%		2.55%		2.49%		2.61%
Net yield on interest-bearing assets		2.74%		2.80%		2.72%		2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities		109.90%		109.42%		109.60%		110.13%

       Our net interest rate spread declined from 2.55% for the three months ended September 30, 2008 to 2.51% for the same period in 2009.  Our net interest rate spread declined from 2.61% for the nine months ended September 30, 2008 to 2.49% for the same period in 2009. Net interest income for the three months ended September 30, 2009 decreased $18,000 to $1.4 million, or 1.2%, from $1.5 million during the same period last year.  Net interest income for the nine months ended September 30, 2009 increased $5,000 to $4.3 million, 0.1%, from $4.3 million during the same period last year. The primary reasons for the decrease in net interest income for the three month period reflects a lower average interest rate earned on loans, investment securities and other interest-earning assets, a lower average balance on loans, a higher average balance of money market accounts, a higher average balance of FHLB advances and a higher average interest rate paid on FHLB advances, partially offset by a higher average balance in investment securities and other interest-earning assets, a lower weighted average rate paid on deposits and a lower average balance in savings accounts.  The primary reasons for the increase in net interest income for the nine month period reflects a higher average balance in loans and other interest-earning assets, a lower average interest rate paid on deposit accounts, partially offset by a lower average interest rate earned on loans, investment securities and other interest-earning assets, a higher average balance of deposit accounts and a higher average balance of FHLB advances long-term. The average balance of loans decreased during the three months ended September 30, 2009 due to increased payoffs as compared to the same period last year. The average balance of loans increased during the nine months ended September 30, 2009 due to increased loan production.  Lower interest expense on deposits for the three and nine months ended September 30, 2009 was due to a continuing decline in market interest rates due to a lower Federal Funds rate. The higher average balance of other interest-earning assets was due to an increase in deposits held in other banks during the three and nine months ended September 30, 2009.  Other interest-earning assets primarily consist of cash and cash equivalents.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,079	$770	$858	$731
Provision for loan losses	80	85	299	85
Charge-offs	-	-	-	-
Recoveries	2	1	4	40
Net charge-offs	2	1	4	40
Allowance at end of period	$1,161	$856	$1,161	$856

              We recorded a provision for loan losses of $80,000 for the three months ended September 30, 2009 as compared to a provision for loan losses of $85,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 we recorded a provision for loan losses of $299,000 as compared to a provision for loan losses of $85,000 for the nine months ended September 30, 2008. The provisions reflect management’s assessment of increased lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

             The following table provides information with respect to our nonperforming assets at the dates indicated.  During the quarter ending June 30, 2009 the Company restructured one troubled loan, and at September 30, 2009, this loan was still classified as delinquent.  At September 30, 2009 we did not have any accruing loans past due 90 days or more at the dates presented. During the nine month period ended September 30, 2009 the Bank had three participation loans from one borrower totaling $1.5 million reach non-accrual status. These three loans were collateralized by 67 single family properties located in the city of Philadelphia. The Company, along with other participants in the loans, are in the process of taking control of the management of these properties and should be foreclosing on these properties in December, 2009. The participants in these loans established a separate company to buy and subsequently manage and sell these properties. To accomplish this, a Home Equity Line of Credit (“HELOC”) was granted to this subsidiary in the amount of $3.5 million to purchase these loans from the participants. Our share in these transactions has been and will continue to be 49%. This HELOC has been placed on non-accrual status and we are accounting for this transaction utilizing the equity method. During the quarter one additional residential single family loan in the amount of $475,000 reached nonaccrual status.

	At September 30,	At September 30,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$2,808	$703
Real estate owned	-	-
Total nonperforming assets	$2,808	$703

Total nonperforming loans to total loans	1.86%	0.43%
Total nonperforming loans to total assets	1.27%	0.32%
Total nonperforming assets to total assets	1.27%	0.32%

                Noninterest Income.  The following table summarizes noninterest income for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$21	$24	$66	$90
Earnings on Bank-owned life insurance	46	(45)	79	(125)
Investment Securities losses, net	-	(412)	-	(412)
Gain on sale of loans	58	84	181	99
Rental income	72	79	215	237
Other	36	41	142	141
Total	$233	$(229)	$683	$30

The $462,000 increase in noninterest income during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to no losses recorded on investment securities as compared to $412,000 last year related to our investment in Freddie Mac (“FHLMC”) securities, a $91,000  increase in earnings on Bank-owned life insurance, partially offset by a $26,000 decrease in gains on the sale of loans and a $7,000 decrease in rental income related to increased vacancies in our office building.

                The $653,000 increase in noninterest income during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to no losses recorded on investment securities as compared to $412,000 last year related to our investment in FHLMC securities, a $204,000  increase in earnings on the Bank-owned life insurance and by $82,000 in gains on the sale of loans related to the sale of $20.0 million of loans, partially offset by a $24,000 decrease in service fees on deposit accounts due to the introduction of a no monthly service charge fee checking account during the second quarter of 2008 and reduced fee income generated by wire transfer activity, and a $22,000 decrease in rental income related to increased vacancies in our office building.

  Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$844	$854	$2,582	$2,561
Occupancy and equipment	250	276	752	820
Federal deposit insurance premiums	70	27	335	73
Data processing expense	67	64	199	196
Professional fees	86	79	263	235
Other	234	205	714	722
Total	$1,551	$1,505	$4,845	$4,607

            Total noninterest expense increased $46,000, or 3.1%, to $1.6 million for the three months ended September 30, 2009 from the prior year period.  The increase in noninterest expense for the three months ended September 30, 2009 as compared to the prior year period was primarily the result of a $43,000 increase in federal deposit insurance premiums related to the expiring of the one time credit received from the FDIC in 2007 and increased fees related to increased FDIC insurance premium fees during 2009, a $29,000 increase in other expenses related to our investment in a subsidiary set up to manage and dispose of foreclosed property, a $7,000 increase in professional fees related to compliance with Sarbanes-Oxley, partially offset by a $26,000 decrease in occupancy and equipment and a $10,000 decrease in compensation and employee benefits.

            Total noninterest expense increased $238,000, or 5.2%, to $4.8 million for the nine months ended September 30, 2009 from the prior year period.  The increase in noninterest expense for the nine months ended September 30, 2009 as compared to the prior year period was primarily the result of a $262,000 increase in federal deposit insurance premiums related to the expiring of the one time credit received from the FDIC in 2007 and increased fees related to revised insurance premium fees during 2009, a $28,000 increase in professional fees related to compliance with Sarbanes-Oxley and a $21,000 increase in compensation and employee benefits, partially offset by a $68,000 decrease in occupancy and equipment and a $8,000 decrease in other expenses related to lower costs associated with equity plan expense for directors partially offset by costs related to our investment in a subsidiary set up to manage and dispose of foreclosed property.

             Income Taxes.  We recorded tax expense of $15,000 for the three months ended September 30, 2009 compared to tax expense of $34,000 during the three months ended September 30, 2008.

                We recorded a tax benefit of $67,000 for the nine months ended September 30, 2009 compared to a tax expense of $45,000 during the nine months ended September 30, 2008.  The recording of a tax benefit in 2009 as compared to 2008 resulted from the increase in our taxable operating losses.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $15.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $41.9 million at September 30, 2009.  In addition, at September 30, 2009, we had the ability to borrow a total of approximately $94.9 million from the FHLB of Pittsburgh.  On September 30, 2009, we had $23.6 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

             At September 30, 2009, we had $895,000 in mortgage loan commitments outstanding and $156,000 in a standby Letter of Credit.  Time deposits due within one year of September 30, 2009 totaled $52.1 million, or 56.2% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2009 and the year ended December 31, 2008 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.          OTHER INFORMATION

Item 1.              Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A .          Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At September 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum
				of Shares	Number of Shares
	Total			Purchased as	that May Yet be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans or
Period	Purchased		Per Share	or Programs	Programs

July 1 - 31, 2009	-		$-	-	-
August 1 - 31, 2009	1,982	(1)	6.10	-	-
September 1 - 30, 2009	-		-	-	-

Total	1,982		$6.10	-

(1) Repurchases made pursuant to tax witholding obligations in connection with restricted stock awards.

Item 3.              Defaults Upon Senior Securities

Not applicable.

Item 4.              Submission Of Matters to a Vote of Security Holders

                Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

3.1	Charter of Polonia Bancorp(1)

3.2	Bylaws of Polonia Bancorp (2)

4.0	Stock Certificate of Polonia Bancorp(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and ExchangeCommission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-135643.

(2)	Incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009 (file no. 000-52667).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: November 13, 2009	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)