Form 10-K
period 2009-12-31
Polonia Bancorp
filed 2010-03-31
CIK 1368252

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-52267

POLONIA BANCORP
(Name of small business issuer in its charter)

United States	41-2224099
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3993 Huntingdon Pike, 3 rd Floor,
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
Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer  ☐         Accelerated filer ☐         Non-accelerated filer  ☐         Smaller Reporting Company  ☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $8,338,177.  For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 24, 2010, the Registrant had 3,159,078 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Polonia Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and egulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wachovia Corporation, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Loan Underwriting Risks

Multi-Family and Nonresidential Real Estate Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2009, our general regulatory limit on loans to one borrower was $3.1 million. At that date, our largest lending relationship was $2.0 million and was secured by two one-to-four family properties. These loans were performing in accordance with their original terms at December 31, 2009.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2009.

At December 31, 2009 our investment portfolio totaled $44.4 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2009, we had 44 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including high unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2009, our investment portfolio included securities with a book value of $43.5 million and an estimated fair value of $44.2 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. In imposing the special assessment, the FDIC noted that additional special assessments may be imposed by the FDIC for future periods.

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.

Fluctuations in interest rates may hurt our earnings and asset value.

Like other financial institutions, the Company is subject to interest rate risk.  The Company’s primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect the Company’s net interest income by affecting the difference between the weighted-average yield earned on the Company’s interest-earning assets and the weighted-average rate paid on the Company’s interest-bearing liabilities, or interest rate spread and the average life of the Company’s interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect:  (1) the ability to originate loans; (2) the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of such assets; and (3) the ability to obtain and retain deposits in competition with other available investment alternatives.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.  Although the Company believes that the estimated maturities of its interest-earning assets currently are well balanced in relation to the estimated maturities of its interest-bearing liabilities, there can be no assurance that the Company’s profitability would not be adversely affected during any period of changes in interest rates.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, federal deposit insurance premiums and data processing expense, totaled $6.6 million and $6.1 million for the years ended December 31, 2009 and 2008, respectively. Our ratio of non-interest expense to average total assets was 2.96% and 2.89% for the years ended December 31, 2009 and 2008, respectively. Our efficiency ratio totaled 91.72% for 2009 compared to 104.4% for 2008. The increase in expenses during 2009 was primarily due to higher compensation and employee benefits and higher federal deposit insurance premiums. The failure to reduce our expenses could hurt our profits.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2009, 20.4% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2009, we held less than 1.0 % of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas. For more information about our market areas and the competition we face, see “Our Business—Market Areas” and “Our Business—Competition.”

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

Federal Savings Association Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings bank may engage. In particular, certain lending authority for federal savings banks, e.g. , commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, Polonia Bank met each of its capital requirements.

The following table presents Polonia Bank’s capital position at December 31, 2009.

	Capital
	Actual	Required	Excess
	(Dollars in thousands)

Tangible	$20,301	$4,348	$15,953
Tier 1 / Leverage	20,301	8,696	11,605
Tier 1 / Risk-based	20,301	4,332	15,969
Total / Risk-based	21,416	8,663	12,753

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

Insurance of Deposit Accounts.  Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment system effective April 1, 2009 that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar special assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2013. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2009, and certain senior unsecured debt issued by institutions and their holding companies during specified periods would be guaranteed by the FDIC through June 30, 2012, or in certain cases, to December 31, 2012. Polonia Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Polonia Bank, Polonia MHC and Polonia Bancorp opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending December 31, 2009 averaged 1.1 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, Polonia Bank maintained 91.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations ( i.e. , generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company. In the event Polonia Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Polonia Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” ( e.g., any entity that controls or is under common control with an institution, including Polonia MHC, Polonia Bancorp and their other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

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

Assessments. Savings associations are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2009 totaled $69,000.

Federal Home Loan Bank System

Polonia Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. Polonia Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2009 of $2.3 million.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2009, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $552. million and an exemption of $10.7 million. Polonia Bank complies with the foregoing requirements.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals have ranged from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank. Savings and loan holding companies would become regulated as bank holding companies. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2009 year, Polonia Bancorp’s maximum federal income tax rate was 34%.

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

State Taxation

Pennsylvania Taxation. Polonia Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2009 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth. Polonia Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Polonia Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Polonia Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2009.

			Net Book Value of
			Property or
			Leasehold
	Original Year	Leased,	Improvements at
	Leased or	Licensed or	December 31, 2009
Location	Acquired	Owned	(In thousands)

Main/Executive Office:
3993 Huntingdon Pike
Huntingdon Valley, Pennsylvania 19006	1996	Owned	$2,371

Branch Offices:
2646 East Allegheny Avenue
Philadelphia, Pennsylvania 19134	1970	Owned	$1,244

2133 Spring Garden Street
Philadelphia, Pennsylvania 19130	1979	Owned	$274

2628 Orthodox Street
Philadelphia, Pennsylvania 19137	1999	Owned	$118

8000 Frankford Avenue
Philadelphia, Pennsylvania 19136	1992	Owned	$396

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp is traded on the OTC Electronic Bulletin Board under the symbol “PBCP.OB.”

	High	Low		High	Low
2009			2008

First Quarter	$8.75	$7.50	First Quarter	$10.27	$8.10
Second Quarter	7.95	7.50	Second Quarter	10.00	7.80
Third Quarter	7.50	6.10	Third Quarter	9.00	7.00
Fourth Quarter	7.75	3.20	Fourth Quarter	9.00	8.10

As of March 24, 2010 there were approximately 192 holders of record of the Company’s common stock.

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

As of December 31, 2009, Polonia Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

The Company did not repurchase any of its equity securities for the fourth quarter of 2009 and no shares were available for repurchase pursuant to publicly announced plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2009	2008	2007
	(Dollars in thousands, except per share data)
Financial Condition Data:
Totals assets	$218,071	$220,236	$200,597
Securities available-for-sale	30,602	37,789	45,885
Securities held-to-maturity	13,780	–	–
Loans receivable, net	150,177	163,759	137,280
Cash and cash equivalents	8,427	4,671	3,826
Deposits	164,207	164,586	163,217
FHLB Advances - short-term	–	4,000	6,000
FHLB Advances - long-term	26,474	24,553	4,098
Stockholders' equity	23,845	23,604	23,994
Book value per common share	7.55	7.40	7.26

Operating Data:
Interest income	$10,707	$11,069	$10,297
Interest expense	5,000	5,312	5,639
Net interest income	5,707	5,757	4,658
Provision for loan losses	252	85	31
Net interest income after provision for loan losses	5,455	5,672	4,627
Non-interest income	1,444	85	760
Non-interest expense	6,559	6,101	5,878
Income/Loss before income taxes	340	(344)	(491)
Provision for income taxes	9	(98)	(165)
Net income/loss	$331	$(246)	$(326)
Basic and diluted earnings per share	0.11	(0.08)	(0.10)

Performance Ratios:
Return on average assets	0.15%	(0.12)%	(0.17)%
Return on average equity	1.60	(1.04)	(1.37)
Interest rate spread (1)	2.55	2.63	2.19
Net interest margin (2)	2.74	2.89	2.53
Non-interest expense to average assets	2.96	2.89	2.99
Efficiency ratio (3)	91.72	104.43	108.45
Average interest-earning assets to average interest-bearing liabilities	107.95	109.76	111.23
Average equity to average assets	9.36	11.15	12.10

Capital Ratios (4):
Tangible capital	9.34	9.06	10.03
Core capital	9.34	9.06	10.03
Total risk-based capital	19.78	18.73	21.65

	2009	2008	2007

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.74%	0.52%	0.53%
Allowance for loan losses as a percent of nonperforming loans	40.66	117.70	338.43
Net charge-offs (recoveries) to average outstanding loans during the period	(0.01)	(0.03)	(0.01)
Non-performing loans as a percent of total loans	1.81	0.44	0.16

Other Data:
Number of:
Real estate loans outstanding	968	1,082	1,020
Deposit accounts	8,729	9,468	9,863
Full-service offices	5	5	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Ratios are for Polonia Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Salaries and employee benefits consist primarily of:  salaries and wages paid to our employees; payroll taxes; and expenses for health insurance and other employee benefits.  We incurred additional annual employee compensation expenses in fiscal 2009 stemming from the adoption of an equity incentive plan.

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

Deferred Income Taxes.   We use the asset and liability method of accounting for income taxes as prescribed by United States Generally Accepted Accounting Principles (U.S. GAAP). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Other-Than-Temporary Impairment of Securities.   U.S. GAAP requires companies to perform periodic reviews of  individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Balance Sheet Analysis

Loans.   Our primary lending activity is the origination of loans secured by real estate.  We primarily originate one- to four-family residential loans.  To a much lesser extent, we originate multi-family and nonresidential real estate loans and home equity and consumer loans.  At December 31, 2009, our ratio of loans to total assets was 68.9%.

The largest segment of our loan portfolio is one-to four-family residential loans.  At December 31, 2009, these loans totaled $131.6 million and represented 86.8% of total loans, compared to $144.5 million, or 87.7% of total loans, at December 31, 2008.  The size of our one- to four-family residential loan portfolio decreased during the year ended December 31, 2009 due primarily to the sale of loans and repayments.

Home equity loans totaled $3.4 million and represented 2.2% of total loans at December 31, 2009, compared to $4.2 million, or 2.5% of total loans at December 31, 2008.  Home equity loans decreased $800,000 or 19.0% during the year ended December 31, 2009.  Home equity lines of credit totaled $3.0 million and represented 2.0% of total loans at December 31, 2009 compared to $1.4 million or 0.8% of total loans at December 31, 2008.

Multi-family and commercial real estate loans totaled $10.2 million and represented 6.7% of total loans at December 31, 2009, compared to $12.0 million, or 7.3% of total loans, at December 31, 2008.  Multi-family and commercial real estate loans decreased $1.8 million, or 15.0%, during the year ended December 31, 2009.  The decrease in multi-family and commercial real estate loans in 2009 was primarily due to loan payoffs.

Consumer loans totaled $3.3 million and represented 2.2% of total loans at December 31, 2009 compared to $2.8 million, or 1.7% of total loans at December 31, 2008.  Consumer loans increased $564,000, or 20.5%, during the year ended December 31, 2009.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to-four family	$131,571	86.84%	$144,508	87.68%	$120,774	87.42%	$100,152	88.84%	$88,873	90.96%
Multi-family and commercial real estate	10,214	6.74	12,020	7.29	9,803	7.09	5,212	4.62	3,563	3.65
Home equity loans	3,372	2.23	4,172	2.53	4,343	3.14	4,229	3.75	2,558	2.61
Home equity lines of credit	3,036	2.00	1,361	0.83	980	0.71	980	0.87	-	-
Total real estate loans:	$148,193	97.81	$162,061	98.33	$135,900	98.36	$110,573	98.08	$94,994	97.22

Consumer:
Education	$3,281	2.17	$2,690	1.63	$2,170	1.57	$2,137	1.90	$2,679	2.74
Loans on savings accounts	32	0.02	59	0.04	85	0.06	27	0.02	38	0.04
Other	1	–	1	–	5	0.01	1	–	2	–
Total consumer loans	3,314	2.19	2,750	1.67	2,260	1.64	2,165	1.92	2,719	2.78
Total loans	151,507	100.00%	164,811	100.00%	138,160	100.00%	112,738	100.00%	97,713	100.00%
Net deferred loan fees	215		195		149		120		157
Allowance for loan losses	1,115		857		731		695		651
Loans, net	$150,177		$163,759		$137,280		$111,923		$96,905

           The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to- Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$58	$854	$1,031	$1,516	$3,459
More than one to five years	2,081	1,036	311	1,095	4,523
More than five years	129,432	8,324	5,066	703	143,525
Total	$131,571	$10,214	$6,408	$3,314	$151,507

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010.

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Real Estate Loans:
One-to-four-family	$131,513	$–
Multi-family and commercial real estate	9,360	–
Home equity loans and lines of credit	3,363	2,014
Consumer Loans	1,798	–
Total	$146,034	$2,014

The following table shows loan origination, participation and purchase activity during the periods indicated.

	December 31,	December 31,	December 31,
	2009	2008	2007
	(Dollars in thousands)

Total loans at beginning of period	$164,811	$138,160	$112,738
Loans originated:
Real estate loans:
One-to-four-family	32,424	40,121	30,470
Multi-family and commercial real estate	840	710	3,441
Home equity loans and lines of credit	2,173	1,531	1,036
Consumer	830	903	548
Total loans originated	36,267	43,265	35,495
Loans purchased	3,980	2,966	3,855
Deduct:
Real estate loan principal repayments	(28,679)	(13,742)	(13,928)
Loans sold	(24,872)	(5,838)	–
Total deductions	(53,551)	(19,580)	(13,928)
Net loan activity	(13,304)	26,651	25,422
Total loans at end of period	$151,507	$164,811	$138,160

Securities.   Our securities portfolio consists primarily of mortgage-backed securities.  The weighted average rate of our securities portfolio was 4.99% as of December 31, 2009 as compared to 5.25% as of December 31, 2008 and the weighted average maturity was 13 years as of December 31, 2009 and 14 years as of December 31, 2008, respectively.  Investment securities available for sale decreased $7.1 million to $29.7 million from $36.8 million at December 31, 2008.  The reason for the decrease was primarily due to the sale of $9.3 million in securities.  Investment securities held to maturity increased to $13.8 million. The reason for the increase was primarily due to the purchase of $14.0 million in held to maturity securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$13,163	$13,719	$23,870	$24,628	$24,744	$24,970
Freddie Mac	2,763	2,906	6,835	7,000	8,594	8,601
Government National Mortgage Association securities	1,339	1,447	1,628	1,688	2,006	2,057
Other	86	87	98	94	157	157
Total mortgage-backed securities	17,351	18,159	32,431	33,410	35,501	35,785
U.S. government agency securities	–	–	–	–	4,108	4,131
Corporate securities	12,370	12,425	4,346	4,374	5,630	5,632
Total debt securities	29,721	30,584	36,777	37,784	45,239	45,548
Equity securities	19	18	19	5	430	337
Total	$29,740	$30,602	$36,796	$37,789	$45,669	$45,885

Securities held-to-maturity:
Fannie Mae mortgage-backed securities	$13,780	$13,641	$–	$–	$–	$–

At December 31, 2009, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2009.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2009.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Securities available-for-sale:
Fannie Mae	$–	–%	$96	5.34%	$4,691	5.09%	$8,376	4.80%	$13,163	4.91%
Freddie Mac	–	–	–	–	308	4.89	2,455	5.08	2,763	5.07
Government National Mortgage Association Securities	–	–	6	6.88	34	7.43	1,299	6.33	1,339	6.36
Other	–	–	–	–	–	–	86	4.89	86	4.89
U.S. Government agency securities	–	–	–	–	–	–	–	–	–	–
Corporate securities	1,750	4.50	2,645	4.20	975	5.08	7,000	5.25	12,370	4.91
Equity securities	–	–	–	–	–	–	–	–	–	–
Total	$1,750	4.50%	$2,747	4.24%	$6,008	5.09%	$19,216	5.11%	$29,721	4.99%

Securities held-to-maturity:
Fannie Mae	$–	–%	$–	–%	$12,377	2.95%	$1,403	3.63%	$13,780	3.02%
Total	$–	–%	$–	–%	$12,377	2.95%	$1,403	3.63%	$13,780	3.02%

Deposits.   Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits.  These deposits are provided primarily by individuals who live or work within our market areas.  We have not used brokered deposits as a source of funding.  Deposits decreased $379,000, or 0.2% for the year ended December 31, 2009.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Noninterest-bearing accounts	$5,650	3.44%	$3,986	2.42%	$3,455	2.12%
Interest-bearing accounts	11,118	6.77	10,301	6.26	11,223	6.88
Money market	32,859	20.01	25,603	15.56	33,101	20.28
Savings accounts	29,088	17.71	34,346	20.87	36,193	22.17
Time deposits	85,492	52.07	90,350	54.89	79,245	48.55
Total	$164,207	100.00%	$164,586	100.00%	$163,217	100.00%

           The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2009.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$5,254
Over 3 Through 6 Months	1,512
Over 6 Through 12 Months	2,182
Over 12 Months	13,258
Total	$22,206

           The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
1.00 - 1.99%	$32,383	$–	$3
2.00 - 3.99%	26,129	56,181	16,082
4.00 - 5.99%	26,980	34,095	63,090
6.00 - 7.99%	–	74	70
Total	$85,492	$90,350	$79,245

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2009.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
1.00 - 1.99%	$15,110	$4,581	$76	$–	$12,616	$32,383	37.88%
2.00 - 3.99%	16,851	5,661	648	1,667	1,301	26,128	30.56
4.00 - 5.99%	6,616	13,360	4,979	1,946	80	26,981	31.56
Total	$38,577	$23,602	$5,703	$3,613	$13,997	$85,492	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$164,586	$163,217	$157,722
Increase (decrease) before interest credited	(5,379)	(3,943)	128
Interest credited	5,000	5,312	5,367
Net increase (decrease) in deposits	(379)	1,369	5,495
Ending balance	$164,207	$164,586	$163,217

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$26,474	$28,553	$10,508
Average advances outstanding during the period:
FHLB Advances	$24,129	$20,084	$6,372
Weighted average interest rate during the period:
FHLB Advances	3.17%	3.02%	3.93%
Balance outstanding at end of period:
FHLB Advances	$26,474	$28,553	$10,098
Weighted average interest rate at end of period:
FHLB Advances	2.97%	2.81%	3.81%

           FHLB advances long-term increased $1.9 million to $26.5 million at December 31, 2009, from $24.6 million at December 31, 2008, an increase of 7.8%.  The $1.9 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through the FHLB.  The advances outstanding at December 31, 2009 mature in 2010 through 2018.

Stockholders’ Equity.   Stockholders’ equity increased $200,000 to $23.8 million at December 31, 2009, from $23.6 million at December 31, 2008.  The increase in stockholders’ equity was primarily related to the operating income recorded in 2009.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Overview.

	Year Ended December 31,
			% Change
	2009	2008	2009 / 2008
	(Dollars in thousands)

Net income (loss)	$331	$(246)	N/A	%
Return on average assets (1)	0.15%	(0.12)%	N/A
Return on average equity (2)	1.60	(1.04)	N/A
Average equity-to-assets ratio (3)	9.36	11.15	(16.10)

(1)	Net loss divided by average assets.
(2)	Net loss divided by average equity.
(3)	Average equity divided by average total assets.

Net income of $331,000 was reported for 2009 compared to a net loss of $246,000 in 2008 primarily due to higher non-interest income, partially offset by lower net interest income and higher non-interest expense.  Non-interest income increased $1.3 million to $1.4 million, primarily as a result of gains on the sales of securities, higher earnings on BOLI and higher gains on the sale of loans.

Net Interest Income.   Net interest income for year ended December 31, 2009 decreased $100,000 to $5.7 million, or 1.7%, from $5.8 million last year, primarily reflecting a lower average rate earned on loans, investment securities and other interest-earning assets and a higher average balance of interest-bearing deposits and FHLB advances long-term and a higher average interest rate paid on FHLB advances long-term, partially offset by lower interest expense paid on deposits.

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

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$154,555	$8,772	5.68%	$153,077	$8,908	5.82%	$124,622	$7,254	5.82%
Investment securities	40,535	1,926	4.75	39,310	2,014	5.12	45,652	2,361	5.17
Other interest-earning assets	13,482	9	0.07	6,624	147	2.22	13,543	682	5.04
Total interest-earning assets	208,572	10,707	5.13%	199,011	11,069	5.56%	183,817	10,297	5.60%
Noninterest-earning assets:	14,002			13,122			13,243
Allowance for Loan Losses	(1,035)			(787)			(727)
Total assets	$221,539			$211,346			$196,333

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	10,776	77	0.71%	11,667	96	0.82%	11,411	68	0.60%
Money market deposits	34,173	582	1.70	26,949	818	3.04	33,241	1,615	4.86
Savings accounts	31,809	237	0.75	35,647	310	0.87	38,947	318	0.82
Time deposits	91,166	3,313	3.63	85,740	3,456	4.03	74,262	3,366	4.53
Total interest-bearing deposits	167,924	4,209	2.51%	160,003	4,680	2.93%	157,861	5,367	3.40%
FHLB advances - short-term	77	1	1.30	2,074	51	2.46	1,271	60	4.72
FHLB advances - long-term	23,963	763	3.18	18,010	556	3.09	5,101	190	3.72
Advances by borrowers for taxes and insurance	1,254	27	2.15	1,230	25	2.03	1,031	21	2.04
Total interest-bearing liabilities	193,218	5,000	2.59%	181,317	5,312	2.93%	165,264	5,638	3.41%
Noninterest-bearing liabilities:	7,583			6,457			7,311
Total liabilities	200,801			187,774			172,575
Stockholders' equity	20,738			23,572			23,758
Total liabilities and stockholders' equity	$221,539			$211,346			$196,333

Net interest income		$5,707			$5,757			$4,659
Interest rate spread			2.55%			2.63%			2.19%
Net yield on interest-bearing assets			2.74%			2.89%			2.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.95%			109.76%			111.23%

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

	For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008
	Compared to Year Ended			Compared to Year Ended
	December 31, 2008			December 31, 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
			(Dollars in thousands)
Interest and dividend income:
Loans receivable	$87	$(223)	$(136)	$1,656	$(2)	$1,654
Investment securities	66	(154)	(88)	(325)	(22)	(347)
Other	(2,183)	2,045	(138)	(255)	(280)	(535)
Total interest-earnings assets	$(2,031)	$1,669	$(362)	$1,075	$(303)	$772

Interest expense:
Interest-bearing demand deposits	$(7)	$(12)	$(19)	$2	$25	$27
Money market accounts	370	(606)	(236)	(271)	(413)	(684)
Savings accounts	(31)	(42)	(73)	(35)	27	(8)
Time Deposits	258	(401)	(143)	317	(227)	90
FHLB Advances - short-term	(34)	(16)	(50)	(37)	28	(9)
FHLB Advances - long-term	189	18	207	393	(27)	366
Advances by borrowers for taxes and insurance	–	2	2	4	–	4
Total interest-bearing liabilities	$745	$(1,057)	$(312)	$373	$(587)	$(214)
Change in net interest income	$(2,776)	$2,726	$(50)	$702	$284	$986

Provision for Loan Losses.   We recorded a provision for loan losses for the year ended December 31, 2009 of $252,000 as compared to $85,000 for the year ended December 31, 2008.  The increased loan loss provision reflects management’s estimate of the losses inherent in our total loan portfolio and the increase in non-accrual loans during the year.  The provision during these periods reflects management’s assessment of charge-off activity, increased non-performing loans and increased loan delinquencies.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “–Risk Management–Analysis of Non-Performing and Classified Assets” and “–Risk Management–Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income.   The following table shows the components of non-interest income for the year ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Service fees on deposit accounts	$92	$116
Earnings on Bank-owned life insurance	117	(236)
Investment securities gains, net	486	(412)
Gain on sale of loans	288	123
Rental income	290	311
Other	171	183
Total	$1,444	$85

The $1.4 million increase in non-interest income for the year ended December 31, 2009 as compared to last year was primarily due to gains on the sale of investment securities of  $486,000 as compared to write-downs of $412,000 on investment securities from the prior period, specifically our investment in Freddie Mac Preferred Stock, an increase in earnings on BOLI of $117,000 as compared to a decrease in earnings on BOLI of $236,000 from the prior period, gains on the sale of loans to $288,000 as compared to $123,000 from the prior period, partially offset by reductions in service fees on deposit accounts, rental income and other income.

Non-Interest Expense.   The following table shows the components of non-interest expense.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$3,503	$3,332
Occupancy and equipment	1,013	1,072
Federal deposit insurance premiums	409	121
Data processing expense	269	271
Professional fees	331	315
Other	1,034	990
Total non-interest expense	$6,559	$6,101
Efficiency ratio	91.72%	104.43%

Total non-interest expense increased $458,000, or 7.5%, to $6.6 million for the year ended December 31, 2009 from the prior year.  The increases in non-interest expenses for the year ended December 31, 2009 as compared to the prior year period were primarily the result of higher compensation and employee benefits including the costs related to the hiring of more experienced branch management staff, experienced lending staff, and costs associated with annual merit increases, higher federal deposit insurance premiums related to special assessments imposed by the FDIC,  partially offset by lower occupancy and equipment expenses.

Income Tax Expense.   Income tax expense of $8,000 was recorded for the year ended December 31, 2009 compared to a $98,000 benefit in 2008 reflecting the reporting of a $331,000 profit.  Our effective tax rates for 2009 and 2008 were positive 2.5% and negative 28.5%, respectively.

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

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status.  When the loan becomes 15 days past due, a past due notice is generated and sent to the borrower and phone calls are made.  If payment is not then received by the 30 th day of delinquency, a further notification is sent to the borrower.  If payment is not received by the 60th day of delinquency, a further notification is sent to the borrowers giving notice of possible foreclosure actions.  If no successful workout can be achieved by the 90th day of delinquency, we will commence foreclosure proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Generally, when a consumer loan becomes 90 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan.  We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,169	$705	$179	$181	$234
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	1,532	–	–	–	12
Consumer	41	24	37	93	38
Total	2,742	729	216	274	284
Real estate owned	–	–	–	–	428
Other nonperforming assets	–	–	–	–	–
Total nonperforming assets	$2,742	$729	$216	$274	$712

Total nonperforming loans to total loans	1.81%	0.44%	0.16%	0.24%	0.29%
Total nonperforming loans to total assets	1.26%	0.33%	0.11%	0.13%	0.16%
Total nonperforming assets and troubled debt restructurings to total assets	1.26%	0.33%	0.11%	0.13%	0.41%

Interest income that would have been recorded for the years ended December 31, 2009, 2008 and 2007 was $86,000, $28,000 and $0 had nonaccruing loans been current according to their original terms.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Special mention assets	$2,933	$–	$–
Substandard assets	2,742	729	216
Doubtful assets	–	–	–
Loss assets	–	–	–
Total classified assets	$5,675	$729	$216

Other than disclosed in the above tables, there are no other loans at December 31, 2009 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

         Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four family	$348	$31	$164	$–	$77	$–
Multi-family and commercial real estate	–	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–	–
Consumer	75	7	59	4	35	22
Total	$423	$38	$223	$4	$112	$22

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

General Valuation Allowance on the Remainder of the Loan Portfolio.   We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends.  The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2009, our allowance for loan losses represented 0.74% of total gross loans and 40.66% of nonperforming loans.  At December 31, 2008, our allowance for loans losses represented 0.52% of total gross loans and 117.70% of nonperforming loans.  The allowance for loans losses increased by $257,000 to $1.1 million at December 31, 2009 from $858,000 at December 31, 2008 as we recorded a provision for loan losses of  $252,000 and recoveries of $5,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008			2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$516	46.00%	87.00%	$501	58.00%	88.00%	$443	60.00%	87.00%	$314	45.00%	89.00%	$373	57.00%	91.00%
Multi-family and commercial real estate	283	25.00	7.00	316	37.00	7.00	250	34.00	7.00	344	50.00	5.00	252	39.00	4.00
Home equity loans and lines of credit	299	27.00	4.00	28	3.00	3.00	27	4.00	4.00	26	4.00	5.00	13	2.00	2.00
Consumer	17	2.00	2.00	13	2.00	2.00	11	2.00	2.00	11	1.00	1.00	13	2.00	3.00
Total allowance for loan losses	$1,115	100.00%	100.00%	$858	100.00%	100.00%	$731	100.00%	100.00%	$695	100.00%	100.00%	$651	100.00%	100.00%

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

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$858	$731	$695	$651	$692
Provision for loan losses	252	85	31	58	-
Charge-offs:
One-to-four family	–	–	–	(19)	(66)
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–
Consumer	–	–	–	–	–
Total	–	–	–	(19)	(66)

Recoveries:
One-to-four family	5	42	5	5	25
Multi-family and commercial real estate	–	–	–	–	–
Home equity loans and lines of credit	–	–	–	–	–
Consumer	–	–	–	–	–
Total	5	42	5	5	25
Net recoveries (charge-offs)	5	42	5	(14)	(41)

Allowance at end of period	$1,115	$858	$731	$695	$651

Allowance to nonperforming loans	41%	118%	338%	254%	230%
Allowance to total loans outstanding at the end of period	0.74%	0.52%	0.53%	0.62%	0.67%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	(0.01)%	(0.01)%	0.01%	0.04%

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2009, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

300	$13,532	$(15,673)	(54.00)%	6.47%	(622)%
200	19,315	(9,890)	(34.00)	8.92	(377)
100	24,821	(4,384)	(15.00)	11.09	(160)
0	29,205	–	–	12.69	–
(100)	31,508	2,303	8.00	13.45	76
(200)	–	–	–	–	–

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2009, cash and cash equivalents totaled $8.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.6 million at December 31, 2009.  In addition, at December 31, 2009, we had the ability to borrow a total of approximately $100.3 million from the FHLB of Pittsburgh.  On December 31, 2009, we had $26.5 million of borrowings outstanding.  Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2009, we had $1.4 in mortgage loan commitments outstanding and $663,000 in unused lines of credit.  Time deposits due within one year of December 31, 2009 totaled $38.6 million, or 45.1% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2010.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.   We have managed our capital to maintain strong protection for depositors and creditors.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “ Regulation and Supervision— Federal Savings Associations Regulation—Capital Requirements ” and note 13 of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.  A presentation of our outstanding loan commitments at December 31, 2009 and their effect on our liquidity is presented at note 11 of the notes to the consolidated financial statements and under “—Risk Management—Liquidity Management.”

For the years ended December 31, 2009 and December 31, 2008, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct.  A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)            Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007.  The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	153,903	$9.40	–
Equity compensation plans not approved by security holders	–	–	–
Total	153,903	$9.40	–

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned ”Transactions with Related Persons” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp (4)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz (5)
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz (5)
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski (5)
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski (5)
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski (5)
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski (5)
10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan (5)
10.8	Amended and Restated Supplemental Executive Retirement Plan (5)
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (1)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski (1)
10.11	Non-Qualified Deferred Compensation Plan (1)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski (1)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (1)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski (2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski (2)
10.16	Polonia Bancorp 2007 Equity Incentive Plan (3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement (5)
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (5)
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan (5)
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).
(3)	Incorporated herein by reference to Appendix D in the definitive proxy statement filed with the SEC on June 12, 2007 (File No. 000-52267).
(4)	Incorporated herein by reference to Exhibit 3.1 filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 22, 2009 (File No. 000-52267).
(5)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52267).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP

Date: March 31, 2010	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	March 31, 2010
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 31, 2010
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 31, 2010
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 31, 2010
Frank J. Byrne

/s/ Edward W. Lukiewski	Director	March 31, 2010
Edward W. Lukiewski

/s/ Timothy O' Shaughnessy	Director	March 31, 2010
Timothy O' Shaughnessy

/s/ Robert J. Woltjen	Director	March 31, 2010
Robert J. Woltjen

POLONIA BANCORP
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Polonia Bancorp

We have audited the consolidated balance sheets of Polonia Bancorp and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Polonia Bancorp’s internal control over financial reporting as of December 31, 2009, included in the accompanying “Management’s Report on Internal Control” and, accordingly, we do not express an opinion thereon.

Wexford, PA
March 31, 2010

S.R. Snodgrass, A.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania  15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

POLONIA BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$2,454,959	$1,938,465
Interest-bearing deposits with other institutions	5,971,571	2,732,477

Cash and cash equivalents	8,426,530	4,670,942

Investment securities available for sale	30,601,587	37,788,887
Investment securities held to maturity (fair value $13,640,975)	13,780,267	-
Loans receivable (net of allowance for loan losses
of $1,115,141 and $857,702)	150,177,130	163,758,907
Accrued interest receivable	930,336	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200
Premises and equipment, net	4,760,680	4,970,314
Bank-owned life insurance	4,053,225	3,936,358
Other assets	3,061,704	1,949,641

TOTAL ASSETS	$218,070,659	$220,236,203

LIABILITIES
Deposits	$164,207,245	$164,586,405
FHLB advances - short-term	-	4,000,000
FHLB advances - long-term	26,473,524	24,553,349
Advances by borrowers for taxes and insurance	1,280,863	1,413,396
Accrued interest payable	63,647	63,867
Other liabilities	2,200,421	2,015,505

TOTAL LIABILITIES	194,225,700	196,632,522

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,694,394	13,515,680
Retained earnings	11,837,420	11,506,078
Unallocated shares held by Emploee Stock Ownership Plan
"ESOP" (103,684 and 112,324 shares)	(1,036,840)	(1,123,243)
Treasury stock (147,172 and 115,190 shares)	(1,251,735)	(983,145)
Accumulated other comprehensive income	568,657	655,248

TOTAL STOCKHOLDERS' EQUITY	23,844,959	23,603,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,070,659	$220,236,203

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,772,106	$8,908,312
Investment securities	1,926,637	2,013,748
Interest-bearing deposits and other dividends	8,751	147,139
Total interest and dividend income	10,707,494	11,069,199

INTEREST EXPENSE
Deposits	4,209,076	4,680,041
FHLB advances - short-term	396	51,290
FHLB advances - long-term	763,705	555,512
Advances by borrowers for taxes and insurance	27,057	25,130
Total interest expense	5,000,234	5,311,973

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,707,260	5,757,226
Provision for loan losses	252,489	84,992

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,454,771	5,672,234

NONINTEREST INCOME
Service fees on deposit accounts	92,211	115,551
Earnings on bank-owned life insurance	116,867	(236,418)
Investment securities gains (losses), net	485,886	(411,500)
Gain on sale of loans	287,641	122,658
Rental income	290,173	311,002
Other	171,117	183,153
Total noninterest income	1,443,895	84,446

NONINTEREST EXPENSE
Compensation and employee benefits	3,503,238	3,331,853
Occupancy and equipment	1,012,502	1,072,173
Federal deposit insurance premiums	408,643	121,132
Data processing expense	269,026	271,197
Professional fees	331,296	314,855
Other	1,034,195	989,820
Total noninterest expense	6,558,900	6,101,030

Income (loss) before income tax expense (benefit)	339,766	(344,350)
Income tax expense (benefit)	8,424	(98,198)

NET INCOME (LOSS)	$331,342	$(246,152)

EARNINGS PER SHARE, BASIC AND DILUTED	$0.11	$(0.08)

Weighted-average common shares outstanding, basic and diluted	3,015,800	3,084,037

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
							Other
	Common Stock		Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	ESOP Shares	Stock	Income (Loss)	Total	Income (Loss)

Balance, December 31, 2007	3,306,250	$33,063	$13,275,264	$11,752,230	$(1,209,647)	$-	$142,835	$23,993,745

Net loss				(246,152)				(246,152)	$(246,152)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $263,970							512,413	512,413	512,413
Comprehensive income									$266,261
Purchase of treasury stock (115,190 shares)						(983,145)		(983,145)
Stock options compensation expense			111,593					111,593
Allocation of unearned ESOP shares			(15,335)		86,404			71,069
Allocation of unearned restricted stock			144,158					144,158

Balance, December 31, 2008	3,306,250	33,063	13,515,680	11,506,078	(1,123,243)	(983,145)	655,248	23,603,681

Net income				331,342				331,342	$331,342
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $44,607							(86,591)	(86,591)	(86,591)
Comprehensive income									$244,751
Purchase of treasury stock (31,982 shares)						(268,590)		(268,590)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(26,612)		86,403			59,791
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2009	3,306,250	$33,063	$13,694,394	$11,837,420	$(1,036,840)	$(1,251,735)	$568,657	$23,844,959

				2009	2008
Components of other comprehensive income (loss):
Changes in net unrealized gain on investment securities available for sale				$234,094	$240,823
Realized gains (losses) included in net income (loss),net of tax benefit of $165,201 and $139,910				(320,685)	271,590

Total				$(86,591)	$512,413

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$331,342	$(246,152)
Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Provision for loan losses	252,489	84,992
Depreciation, amortization, and accretion	256,772	349,537
Increase in prepaid federal deposit insurance premium	(1,019,486)	-
Investment securities losses (gains), net	(485,886)	411,500
Proceeds from sale of loans	24,872,007	5,837,574
Net gain on sale of loans	(287,641)	(122,658)
Loans originated for sale	(24,584,366)	(5,714,916)
Earnings on bank-owned life insurance	(116,867)	236,418
Deferred federal income taxes	(137,322)	(211,032)
Increase in accrued interest receivable	(48,382)	(33,024)
Increase (decrease) in accrued interest payable	(220)	54,363
Compensation expense for stock options, ESOP, and restricted stock	265,117	326,820
Other, net	278,295	76,083
Net cash provided by (used for) operating activities	(424,148)	1,049,505

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	9,786,536	-
Proceeds from principal repayments and maturities	13,863,947	16,972,041
Purchases	(29,924,517)	(8,528,764)
Decrease (increase) in loans receivable, net	17,380,558	(23,564,121)
Loans purchased	(3,979,689)	(2,966,157)
Purchase of Federal Home Loan Bank stock	-	(2,092,700)
Redemptions of Federal Home Loan Bank stock	-	1,084,300
Purchase of premises and equipment	(86,991)	(191,943)
Proceeds from the sale of premises and equipment	-	52,332
Net cash provided by (used for) investing activities	7,039,844	(19,235,012)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(379,160)	1,369,742
Net decrease in FHLB advances - short-term	(4,000,000)	(2,000,000)
Repayment of FHLB advances - long-term	(1,079,825)	(1,311,021)
Proceeds of FHLB advances - long-term	3,000,000	21,766,000
Purchase of treasury stock	(268,590)	(983,145)
Increase (decrease) in advances by borrowers
for taxes and insurance, net	(132,533)	189,148
Net cash provided by (used for) financing activities	(2,860,108)	19,030,724

Increase in cash and cash equivalents	3,755,588	845,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,670,942	3,825,725

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,426,530	$4,670,942

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$5,000,454	$5,257,610
Income taxes	93,569	-

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation

Polonia Bancorp (the “Company”) was organized as a federally chartered corporation at the direction of Polonia Bank (the “Bank”) to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization.  Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company.

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

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and the subsidiaries and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and related revenues and expenses for the period.  Actual results could differ significantly from those estimates.

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

Investment Securities (Continued)

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and whether or not the Company intends to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. A decline in value that is considered to be other than temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

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

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period.  During the years ended December 31, 2009 and 2008, the Bank recorded $89,593 and $111,593, respectively, in expense related to share-based awards.  As of December 31, 2009, there was approximately $238,836 of unrecognized cost related to unvested share-based awards granted.  That cost is expected to be recognized over the next three years.

The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date.  The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Expected
Grant	Dividend	Risk-Free	Expected	Expected
Year	Yield	Interest Rate	Volatility	Life (in years)

2007	-	4.6%	10.3%	7.75

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.

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

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14 for the necessary disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the fourth quarter 2009.  The Company has presented the necessary disclosures in Note 14 herein.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Company has presented the necessary disclosures in Note 14 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   This accounting standard was subsequently codified into ASC 810-10, Consolidation.  The adoption of this standard did not have a material effect on the Company’s financial statements.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case,nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009.  The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year ended December 31, 2009, and the required disclosures are reported in Note 12.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or stockholders’ equity.

2.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income (loss) as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	2009	2008

Weighted-average common shares
outstanding	3,306,250	3,306,250

Average unearned nonvested shares	(38,482)	(51,946)

Average unallocated shares held by ESOP	(107,650)	(116,299)

Average treasury stock shares	(144,318)	(53,968)

Weighted-average common shares and
common stock equivalents used to
calculate basic earnings per share	3,015,800	3,084,037

Options to purchase 153,903 and 162,003 shares of common stock as of December 31, 2009 and 2008, as well as 32,832 and 45,198 shares of restricted stock as of December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$13,162,586	$557,138	$-	$13,719,724
Freddie Mac	2,763,475	142,253	-	2,905,728
Government National Mortgage
Association securities	1,339,327	107,672	-	1,446,999
Other	85,639	4,873	(3,558)	86,954
Total mortgage-backed
securities	17,351,027	811,936	(3,558)	18,159,405
Corporate securities	12,370,458	156,124	(101,900)	12,424,682
Total debt securities	29,721,485	968,060	(105,458)	30,584,087
Equity securities	18,500	-	(1,000)	17,500

Total	$29,739,985	$968,060	$(106,458)	$30,601,587

Held to Maturity

Fannie Mae mortgage-backed
securities	$13,780,267	$-	$(139,292)	$13,640,975

3.	INVESTMENT SECURITIES (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$23,870,316	$766,189	$(8,608)	$24,627,897
Freddie Mac	6,835,338	164,728	(549)	6,999,517
Government National Mortgage
Association securities	1,627,489	60,819	-	1,688,308
Other	98,069	19	(4,359)	93,729
Total mortgage-backed
securities	32,431,212	991,755	(13,516)	33,409,451
Corporate securities	4,346,375	28,231	(620)	4,373,986
Total debt securities	36,777,587	1,019,986	(14,136)	37,783,437
Equity securities	18,500	-	(13,050)	5,450

Total	$36,796,087	$1,019,986	$(27,186)	$37,788,887

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$13,640,975	$(139,292)	$-	$-	$13,640,975	$(139,292)
Other	-	-	7,790	(3,558)	7,790	(3,558)
Total mortgage-backed
securities	13,640,975	(139,292)	7,790	(3,558)	13,648,765	(142,850)
Corporate Securities	5,898,100	(101,900)	-	-	5,898,100	(101,900)
Equity securities	17,500	(1,000)	-	-	17,500	(1,000)

Total	$19,556,575	$(242,192)	$7,790	$(3,558)	$19,564,365	$(245,750)

	December 31, 2008
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$629,367	$(8,608)	$-	$-	$629,367	$(8,608)
Freddie Mac	116,064	(549)	-	-	116,064	(549)
Other	-	-	9,312	(4,359)	9,312	(4,359)
Total mortgage-backed
securities	745,431	(9,157)	9,312	(4,359)	754,743	(13,516)
Corporate Securities	1,999,380	(620)	-	-	1,999,380	(620)
Equity securities	5,450	(13,050)	-	-	5,450	(13,050)

Total	$2,750,261	$(22,827)	$9,312	$(4,359)	$2,759,573	$(27,186)

3.	INVESTMENT SECURITIES (Continued)

The Company reviews its position quarterly and has asserted that at December 31, 2009, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were seven and five positions that were temporarily impaired at December 31, 2009 and December 31, 2008, respectively.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or Company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.  The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.  The Company recorded an other-than-temporary impairment charge of $411,500 for the year ended December 31, 2008.

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$1,750,000	$1,760,727	$-	$-
Due after one year through five years	2,746,812	2,860,102	-	-
Due after five years through ten years	6,007,357	6,286,312	12,377,449	12,255,937
Due after ten years	19,217,316	19,676,946	1,402,818	1,385,038

Total	$29,721,485	$30,584,087	$13,780,267	$13,640,975

For the year ended December 31, 2009, the Company realized gross gains of $486,000 and proceeds from the sale of investment securities of $9,787,000. The Company had no sales of investment securities for the year ended December 31, 2008.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2009	2008
Mortgage loans:
One-to-four family	$131,570,796	$144,507,702
Multi-family and commercial	10,214,036	12,020,667
	141,784,832	156,528,369

Home equity loans	3,372,071	4,171,868
HELOCs	3,036,690	1,361,315
Education loans	3,281,029	2,690,170
Loans on savings accounts	32,014	59,271
Other	376	499
	151,507,012	164,811,492
Less:
Net deferred loan fees	214,741	194,883
Allowance for loan losses	1,115,141	857,702

Total	$150,177,130	$163,758,907

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at December 31, 2009 and 2008, is dependent upon the local economic conditions.

4.	LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the periods ended is summarized as follows:

	Year Ended December 31,
	2009	2008

Balance, beginning of period	$857,702	$731,338
Add:
Provision charged to operations	252,489	84,992
Loan recoveries	4,950	41,372
	1,115,141	857,702
Less:
Charge-offs	-	-

Balance, end of period	$1,115,141	$857,702

Mortgage loans serviced by the Company for others amounted to $13,559,584 and $5,041,712 at December 31, 2009 and 2008, respectively.

The Company had nonaccrual loans of $2,741,967 and $729,074 at December 31, 2009 and 2008, respectively.  Interest income on loans would have increased by approximately $86,069 and $28,003 during 2009 and 2008, respectively, if these loans had performed in accordance with their original terms.

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors.  A summary of loan activity for those officers and directors for the year ended December 31, 2009, is as follows:

		Amounts
2008	Additions	Collected	2009

$2,125,551	$225,509	$312,132	$2,038,928

5.	FEDERAL HOME LOAN BANK STOCK

The Company is a member of the Federal Home Loan Bank System.  As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity and one-twentieth of its outstanding FHLB borrowings, as calculated throughout the year.

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2009	2008

Land	$55,000	$55,000
Buildings	6,968,562	6,968,562
Furniture, fixtures, and equipment	2,320,162	2,237,199
	9,343,724	9,260,761
Less accumulated depreciation	4,583,044	4,290,447

Total	$4,760,680	$4,970,314

Depreciation expense amounted to $292,597 and $365,109 for the years ended December 31, 2009 and 2008, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2009		2008
	Amount	%	Amount	%

Non-interest-bearing demand	$5,649,802	3.44%	$3,986,145	2.42%
NOW accounts	11,118,180	6.77	10,300,480	6.26
Money market deposit	32,859,511	20.01	25,603,226	15.56
Savings	29,088,102	17.71	34,346,393	20.87
	78,715,595	47.93	74,236,244	45.11

Time deposits:
1.00 - 1.99%	32,382,963	19.72	-	-
2.00 - 3.99%	26,128,457	15.91	56,181,049	34.13
4.00 - 5.99%	26,980,230	16.44	34,094,924	20.72
6.00 - 7.99%	-	-	74,188	0.04
	85,491,650	52.07	90,350,161	54.89

Total	$164,207,245	100.00%	$164,586,405	100.00%

The scheduled maturities of time deposits are as follows:

December 31, 2009

2010	$38,577,486
2011	23,601,294
2012	5,702,845
2013	3,613,077
2014	13,996,948

Total	$85,491,650

Time deposits include those in denominations of $100,000 or more.  Such deposits aggregated $22,206,002 and $19,995,260 at December 31, 2009 and 2008, respectively.

7.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2009, are as follows:

Within three months	$5,253,876
Three through six months	1,512,262
Six through twelve months	2,181,468
Over twelve months	13,258,396

Total	$22,206,002

Interest expense by deposit category is as follows:

	Year ended December 31,
	2009	2008

NOW	$76,736	$95,501
Money market	581,998	818,663
Savings	237,084	310,213
Time certificates of deposit	3,313,258	3,455,664

Total	$4,209,076	$4,680,041

8.	FHLB ADVANCES – SHORT-TERM

Short-term borrowings consisted of draws on the Company’s “RepoPlus” line of credit advances through the FHLB.  The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges.  All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, and the Company’s investment in FHLB stock.

The following table sets forth information concerning short-term borrowings:

	December 31,
	2009	2008

Balance at year-end	$-	$4,000,000
Maximum amount outstanding at any month-end	-	5,000,000
Average balance outstanding during the year	76,712	2,073,770
Weighted-average interest rate:
As of year-end	-	0.59%
Paid during the year	0.52%	2.47%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expenses divided by the related average balance.

9.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated interest
	Maturity range		average	rate range		At December 31,
Description	from	to	interest rate	from	to	2009	2008

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed-rate	02/06/13	02/06/13	3.58%	3.58%	3.58%	1,500,000	1,500,000
Fixed-rate amortizing	12/26/12	12/26/12	3.87%	3.87%	3.87%	1,707,524	2,787,349
Mid-term repo fixed	02/08/10	01/03/12	2.29%	1.65%	3.15%	6,266,000	3,266,000

	Total					$26,473,524	$24,553,349

Payments of FHLB borrowings are summarized as follows:

Year Ending		Weighted-
December 31,	Amount	Average Rate

2010	$2,047,330	3.03%
2011	2,334,892	3.21%
2012	3,591,302	2.02%
2013	1,500,000	3.58%
2014 and thereafter	17,000,000	3.08%
Total	$26,473,524	2.97%

As of December 31, 2009, the Company had one fixed-rate amortizing borrowings with the FHLB, which was originated in December 2002.  The fixed-rate amortizing borrowing requires aggregate monthly payments of principal and interest of $50,314 for the remaining borrowing through December 2012.  The Company also has three convertible select borrowings, four mid-term repo-fixed borrowings, and one fixed-rate borrowing.  These borrowings were originated in 2008 and 2009 and mature from February 2010 through August 2018.  All borrowings acquired in 2008 and 2009 require quarterly payments of interest only.  The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB.  Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encum-brances.  In addition, the Company has a maximum borrowing capacity of $100.3 million with the FHLB at
December 31, 2009.

10.	INCOME TAXES

The provision for income taxes (benefit) consists of:

	Year Ended December 31,
	2009	2008

Current tax expense	$145,746	$112,834
Deferred taxes	(137,322)	(211,032)

Total	$8,424	$(98,198)

10.	INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$350,897	$265,051
Deferred loan fees	112	226
Deferred compensation	1,010,510	961,013
Investment securities impairment	163,710	163,710
Deferred health care	69,062	69,809
State net operating loss carryforward	177,765	283,743
Capital loss carryforwards	181,282	299,436
Premises and equipment	85,203	72,131
Charitable contribution carryforward	31,114	35,396
Other	45,109	53,432
Total gross deferred tax assets	2,114,764	2,203,947

Valuation allowance	(390,160)	(618,575)
Total net deferred tax assets	1,724,604	1,585,372

Deferred tax liabilities:
Prepaid insurance	44,333	42,513
Net unrealized gain on securities	292,945	337,552
Total gross deferred tax liabilities	337,278	380,065

Net deferred tax assets	$1,387,326	$1,205,307

The valuation allowance as of December 31, 2009 and 2008, consisted of a 100 percent allowance against specific deferred tax assets.  These deferred tax assets are subject to expiration periods ranging from three years to five years.  It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration.  These deferred tax assets were the Pennsylvania Mutual thrift tax loss carryforward of $177,765 in 2009 and $283,743 in 2008; capital loss carryforward of $181,282 and $299,436 for 2009 and 2008; and the charitable contribution carryforward of $31,114 in 2009 and $35,396 in 2008.

The Company has been in a cumulative loss position for the past several years; however, the losses have been declining in a manor consistent with the current business plan and did record profits for 2009.  The Company has projected that it will continue to be in a taxable position resulting from implementation of the business plan.  Based upon the long-term nature of the remaining deferred tax assets, it was determined that the Company would likely be in a taxable position to allow for the utilization of the remaining deferred tax assets and that a valuation allowance on those deferred tax assets was not appropriate.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:
	Year Ended December 31,
	2009		2008
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$115,521	34.0%	$(117,079)	(34.0)%
Tax-exempt income	(39,735)	(11.7)	80,382	23.3
Valuation allowance	(110,456)	(32.5)	(38,596)	(11.2)
Other, net	43,094	12.7	(22,905)	(6.6)
Actual tax expense and
effective rate	$8,424	2.5%	$(98,198)	(28.5)%

10.	INCOME TAXES (Continued)

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

At December 31, 2008, the Company has an available net operating loss carryforward of approximately $3,738,377 for state tax purposes that expired in 2009.  The Bank also has an available capital loss carryforward of approximately $533,181 that will expire in 2011.

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The off-balance sheet commitments consisted of the following:

	December 31,
	2009	2008

Commitments to extend credit	$1,362,650	$2,542,730
Unused lines of credit	663,304	248,681
Letters of Credit	155,978	-

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 4.875 percent to 7.25 percent.  The commitments outstanding at December 31, 2009, contractually mature in less than one year.

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

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements.  Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries.  The Plan may be terminated at any time at the discretion of the Board of Directors.  Pension expense for the profit sharing portion of the Plan was $49,228 and $50,000 for the years ended December 31, 2009 and 2008, respectively.

The Plan includes provisions to include employee and employer 401(k) contributions.  Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary.  The Company contributions for the 401(k) plan were $182,173 and $183,117 for the years ended December 31, 2009 and 2008, respectively.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $59,791 and $71,069 for the years ended December 31, 2009 and 2008, respectively.

The following table presents the components of the ESOP shares:

	2009	2008

Allocated shares	25,921	17,280

Unreleased shares	103,684	112,325

Total ESOP shares	129,605	129,605

Fair value of unreleased shares	$725,788	$982,835

Equity Incentive Plan

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

Restricted Stock Plan

In connection with the Equity Incentive Plan, the Company awarded 64,800 shares of restricted stock to directors and officers of the Company on August 21, 2007.  These shares vest over a five-year period ending in 2012.  Compensation expense related to the vesting of shares was $115,733 and $144,158 for the years ended December 31, 2009 and 2008, respectively.
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Nonvested at December 31, 2008	49,248	$9.40
Granted	-	-
Vested	12,312	9.40
Forfeited	-	-
Nonvested at December 31, 2009	36,936	$9.40

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

The following table is a summary of the Company’s stock option activity and related information for its option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2009	Price	Term (in years)	Value
Outstanding, beginning	162,003	$9.40	7.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(8,100)	9.40	7.64	-
Outstanding, ending	153,903	$9.40	7.64	-
Vested and exercisable at year-end	61,561	$9.40	7.64	-

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2009:
		Weighted-
		average
	Number of	Grant Date
	Stock Options	Fair Value
Nonvested at December 31, 2008	123,122	$9.40
Granted	-	-
Vested	(30,780)	9.40
Forfeited	-	-
Nonvested at December 31, 2009	92,342	$9.40

12.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $10,938,081.  The cash surrender value of these policies totaled $4,053,225 and $3,936,358 at December 31, 2009 and 2008, respectively.  The Plan provides that death benefits totaling $6.0 million at December 31, 2009, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank.  At December 31, 2009 and 2008, $1,485,552 and $1,444,546, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $505,088 and $491,146, respectively, are recognized in the financial statements.

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

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2009	2008

Components of net periodic benefit cost:
Service cost	$62,472	$72,609
Interest cost	90,284	87,009

Net periodic benefit cost	$152,756	$159,618

13.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank.  The amount of these restricted cash reserve balances at December 31, 2009, was $25,000.
Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”  Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.  Management believes, as of December 31, 2009, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, core capital, and tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively.  There have been no conditions or events since the notification that management believes have changed the Bank’s category.

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The Bank’s actual capital ratios are presented in the following tables, which show that the Bank met all regulatory capital requirements.

The following table reconciles the Bank’s capital under accounting principles generally accepted in the United States of America to regulatory capital.

	December 31,
	2009	2008

Total stockholders' equity	$20,869,520	$20,553,566
Accumulated other comprehensive income	(568,657)	(655,248)

Tier I, core, and tangible capital	20,300,863	19,898,318

Allowance for loan losses	1,115,141	857,702

Total risk-based capital	$21,416,004	$20,756,020

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2009		2008
	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-Weighted Assets)

Actual	$21,416,004	19.78%	$20,756,020	18.73%
For Capital Adequacy Purposes	8,663,360	8.00	8,863,362	8.00
To Be Well Capitalized	10,829,200	10.00	11,079,203	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$20,300,863	18.75%	19,898,318	17.96%
For Capital Adequacy Purposes	4,331,680	4.00	4,431,681	4.00
To Be Well Capitalized	6,497,520	6.00	6,647,522	6.00

Core Capital
(to Adjusted Assets)

Actual	$20,300,863	9.34%	19,898,318	9.06%
For Capital Adequacy Purposes	8,695,776	4.00	8,783,488	4.00
To Be Well Capitalized	10,869,720	5.00	10,979,360	5.00

Tangible Capital
(to Adjusted Assets)

Actual	$20,300,863	9.34%	19,898,318	9.06%
For Capital Adequacy Purposes	4,347,888	1.50	4,391,744	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

The Bank accumulated approximately $1.4 million of retained earnings, which represents allocations of income to bad debt deductions for tax purposes only.  Since this amount represents the accumulated bad debt reserves prior to 1987, no provision for federal income tax has been made.  If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

14.	FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value.  The three broad levels defined by U.S. generally accepted accounting principles are as follows:

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2009 and 2008, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Investment securities
available for sale:
Mortgage-backed securities	$-	$18,159,405	$-	$18,159,405
Corporate securities	-	12,424,682	-	12,424,682
Equity securities	-	17,500	-	17,500
	$-	$30,601,587	$-	$30,601,587

	$-	$30,601,587	$-	$30,601,587

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Investment securities
available for sale:
Mortgage-backed securities	$-	$33,409,451	$-	$33,409,451
Corporate securities	-	4,373,986	-	4,373,986
Equity securities	-	5,450	-	5,450
	$-	$37,788,887	$-	$37,788,887

	$-	$37,788,887	$-	$37,788,887

15.	FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$8,426,530	$8,426,530	$4,670,942	$4,670,942
Investment securities
Available for sale	30,601,587	30,601,587	37,788,887	37,788,887
Held to maturity	13,780,267	13,780,267	-	-
Net loans receivable	150,177,130	156,195,753	163,758,907	168,774,162
Accrued interest receivable	930,336	930,336	881,954	881,954
Federal Home Loan Bank stock	2,279,200	2,279,200	2,279,200	2,279,200
Bank-owned life insurance	4,053,225	4,053,225	3,936,358	3,936,358

Financial liabilities:
Deposits	$164,207,245	$166,885,243	$164,586,405	$170,256,832
FHLB advances - short-term	-	-	4,000,000	4,000,000
FHLB advances - long-term	26,473,524	27,365,487	24,553,349	25,878,974
Advances by borrowers
for taxes and insurance	1,280,863	1,280,863	1,413,396	1,413,396
Accrued interest payable	63,647	63,647	63,867	63,867

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

Investment Securities Available for Sale and Held to Maturity

The fair value of investment securities available for sale is equal to the available quoted market price.  If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

15.	FAIR VALUE DISCLOSURE (Continued)

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

16.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2009	2008

ASSETS
Cash	$3,170,220	$3,363,830
Loans receivable	1,036,840	1,123,243
Investment in subsidiary	19,832,680	19,430,322
Other assets	120,719	113,384

TOTAL ASSETS	$24,160,459	$24,030,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$315,500	$427,098
Stockholders' equity	23,844,959	23,603,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,160,459	$24,030,779

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008

INCOME
ESOP loan interest income	$98,668	$103,102
Investment income	62,995	111,939
Total income	161,663	215,041

EXPENSES	211,469	218,948

Loss before income tax expense	(49,806)	(3,907)
Income tax expense	21,396	1,413

Loss before equity in undistributed
earnings of subsidiary	(71,202)	(5,320)
Equity in undistributed earnings of subsidiary	402,544	(240,832)

NET INCOME (LOSS)	$331,342	$(246,152)

16.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$331,342	$(246,152)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Equity in undistributed earnings of subsidiary	(402,544)	240,832
Stock compensation expense	265,117	326,820
Other, net	(118,935)	(145,435)
Net cash provided by operating activities	74,980	176,065

FINANCING ACTIVITIES
Purchase of treasury stock	(268,590)	(983,145)
Net cash (used for) provided by financing activities	(268,590)	(983,145)

Decrease in cash	(193,610)	(807,080)

CASH AT BEGINNING OF PERIOD	3,363,830	4,170,910

CASH AT END OF PERIOD	$3,170,220	$3,363,830

17.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total interest income	$2,752,754	$2,696,094	$2,656,452	$2,602,193
Total interest expense	1,340,048	1,288,966	1,217,880	1,153,340

Net interest income	1,412,706	1,407,128	1,438,572	1,448,853
Provision for loan losses	105,328	113,712	80,304	(46,855)

Net interest income after
provision for loan losses	1,307,378	1,293,416	1,358,268	1,495,708

Total noninterest income	205,719	244,271	233,485	760,420
Total noninterest expense	1,666,295	1,626,810	1,551,849	1,713,945

Income (loss) before income taxes	(153,198)	(89,123)	39,904	542,183
Income taxes (benefit)	(38,368)	(44,495)	15,421	75,866

Net income (loss)	$(114,830)	$(44,628)	$24,483	$466,317

Per share data:
Net income (loss)
Basic and diluted	$(0.04)	$(0.01)	$0.01	$0.15
Average shares outstanding
Basic and diluted	3,013,469	3,011,203	3,014,501	3,017,567

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total interest income	$2,614,736	$2,712,306	$2,848,464	$2,893,693
Total interest expense	1,268,893	1,262,059	1,391,422	1,389,598

Net interest income	1,345,843	1,450,247	1,457,042	1,504,095
Provision for loan losses	-	-	84,992	-

Net interest income after
provision for loan losses	1,345,843	1,450,247	1,372,050	1,504,095

Total noninterest income	126,416	132,325	(229,084)	54,789
Total noninterest expense	1,538,862	1,563,857	1,504,669	1,493,642

Income (loss) before income taxes	(66,603)	18,715	(361,703)	65,242
Income taxes (benefit)	(10,374)	21,639	34,145	(143,608)

Net income (loss)	$(56,229)	$(2,924)	$(395,848)	$208,850

Per share data:
Net income (loss)
Basic and diluted	$(0.02)	$-	$(0.13)	$0.07
Average shares outstanding
Basic and diluted	3,128,369	3,106,095	3,056,112	3,036,827