Form 10-Q
period 2010-03-31
Polonia Bancorp
filed 2010-05-14
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐                            No ☒

As of May 14, 2010, there were 3,159,078 shares of the registrant’s common stock outstanding.

POLONIA BANCORP
Table of Contents

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$1,836,005	$2,454,959
Interest-bearing deposits with other institutions	7,771,185	5,971,571
Cash and cash equivalents	9,607,190	8,426,530

Investment securities available for sale	26,683,457	30,601,587
Investment securities held to maturity (fair value $13,353,253 and $13,640,975)	13,285,607	13,780,267
Loans receivable (net of allowance for loan losses of $982,007 and $1,115,141)	149,658,992	150,177,130
Accrued interest receivable	986,573	930,336
Federal Home Loan Bank stock	2,279,200	2,279,200
Premises and equipment, net	4,705,600	4,760,680
Bank-owned life insurance	4,077,609	4,053,225
Other assets	3,107,597	3,061,704
TOTAL ASSETS	$214,391,825	$218,070,659

LIABILITIES
Deposits	$158,611,937	$164,207,245
FHLB advances - long-term	28,838,667	26,473,524
Advances by borrowers for taxes and insurance	836,224	1,280,863
Accrued interest payable	92,535	63,647
Other liabilities	2,000,282	2,200,421
TOTAL LIABILITIES	190,379,645	194,225,700

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,738,532	13,694,394
Retained earnings	12,053,402	11,837,420
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (101,544 and 103,684 shares)	(1,015,442)	(1,036,840)
Treasury Stock (147,172 shares)	(1,251,735)	(1,251,735)
Accumulated other comprehensive income	454,360	568,657
TOTAL STOCKHOLDERS' EQUITY	24,012,180	23,844,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,391,825	$218,070,659

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,111,854	$2,267,800
Investment securities	459,317	482,428
Other interest and dividend income	741	2,526
Total interest and dividend income	2,571,912	2,752,754

INTEREST EXPENSE
Deposits	741,342	1,139,141
FHLB advances - short-term	-	396
FHLB advances - long-term	205,865	192,845
Advances by borrowers for taxes and insurance	7,010	7,666
Total interest expense	954,217	1,340,048

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,617,695	1,412,706
Provision (credit) for loan losses	(134,484)	105,328

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,752,179	1,307,378

NONINTEREST INCOME
Service fees on deposit accounts	18,715	21,867
Earnings on Bank-owned life insurance	24,384	(41,475)
Investment securities gains, net	293,815	-
Gain on sale of loans	26,074	91,459
Rental income	72,716	71,832
Other	51,975	62,036
Total noninterest income	487,679	205,719

NONINTEREST EXPENSE
Compensation and employee benefits	871,298	886,369
Occupancy and equipment	264,123	255,965
Federal deposit insurance premiums	149,236	147,883
Data processing expense	68,264	68,145
Professional fees	92,766	88,071
Other	621,812	219,862
Total noninterest expense	2,067,499	1,666,295

Income (loss) before income tax benefit	172,359	(153,198)
Income tax benefit	(43,623)	(38,368)

NET INCOME (LOSS)	$215,982	$(114,830)

EARNINGS PER SHARE	$0.07	$(0.04)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of						Accumulated
	Common						Other
	Stock	Common	Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Outstanding	Stock	Paid-In-Capital	Earnings	ESOP Shares	Stock	Income	Total	Income

Balance, December 31, 2009	3,306,250	$33,063	$13,694,394	$11,837,420	$(1,036,840)	$(1,251,735)	$568,657	$23,844,959

Net income				215,982				215,982	$215,982
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $(58,880)							(114,297)	(114,297)	(114,297)
Comprehensive income									$101,685
Stock options compensation expense			22,398					22,398
Allocation of unearned ESOP shares			(7,193)		21,398			14,205
Allocation of unearned restricted stock			28,933					28,933

Balance, March 31, 2010	3,306,250	$33,063	$13,738,532	$12,053,402	$(1,015,442)	$(1,251,735)	$454,360	$24,012,180

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$215,982	$(114,830)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (credit) for loan losses	(134,484)	105,328
Depreciation, amortization and accretion	97,744	50,744
Investment securities gains, net	(293,815)	-
Origination of loans held for sale	(992,081)	(6,896,327)
Proceeds from sale of loans	1,018,155	6,987,786
Net gain on sale of loans	(26,074)	(91,459)
Earnings on bank-owned life insurance	(24,384)	41,475
Deferred federal income taxes	(3,150)	(3,300)
Increase in accrued interest receivable	(56,237)	(13,750)
Increase in accrued interest payable	28,888	24,730
Compensation expense for stock options, ESOP and restricted stock	65,536	67,691
Other, net	(184,002)	(9,543)
Net cash provided by (used for) operating activities	(287,922)	148,545

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,483,428	-
Proceeds from principal repayments and maturities	4,337,091	1,775,009
Purchases	(6,326,438)	(1,750,547)
Decrease in loans receivable, net	664,520	4,915,878
Purchase of premises and equipment	(15,215)	(21,325)
Net cash provided by investing activites	5,143,386	4,919,015

FINANCING ACTIVITES
Increase (decrease) in deposits, net	(5,595,308)	7,872,306
Net decrease in FHLB advances - short-term	-	(4,000,000)
Repayment of FHLB advances - long-term	(1,634,857)	(335,594)
Proceeds of FHLB advances - long-term	4,000,000	-
Purchase of treasury stock	-	(256,500)
Decrease in advances by borrowers for taxes and insurance, net	(444,639)	(342,145)
Net cash provided by (used for) financing activites	(3,674,804)	2,938,067
Increase in cash and cash equivalents	1,180,660	8,005,627

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,426,530	4,670,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,607,190	$12,676,569

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$925,329	$1,315,318
Income taxes	-	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2009.

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

Recent Accounting and Regulatory Pronouncements

     In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

     In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

     In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position.

     In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

     In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position.

     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position.

     In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position.

     In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position.

     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

     In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position.

     In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

     In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended
	March 31,
	2010	2009
Net Income (loss)	$215,982	$(114,830)

Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(147,172)	(138,746)
Less weighted average number of unearned ESOP shares	(102,269)	(110,909)
Less weighted average number of nonvested restricted stock awards	(30,814)	(43,126)
Weighted average shares outstanding basic	3,025,995	3,013,469
Weighted average shares outstanding diluted	3,025,995	3,013,469
Earnings per share:
Basic	$0.07	$(0.04)
Diluted	0.07	(0.04)

Options to purchase 153,903 shares at $9.40 per share and 162,003 shares at $9.40 per share of common stock as of March 31, 2010 and 2009, as well as 29,754 shares and 42,066 shares of restricted stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Comprehensive Income

In complying with generally accepted accounting  principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:
	Three Months Ended
	March 31,
	2010	2009
Net income (loss):	$215,982	$(114,830)
Other comprehensive income (loss), net of tax
Changes in net unrealized gain on investment securities available for sale, net of taxes of $41,017 and $60,664	79,621	117,760
Reclassification adjustment for realized gains on investment securities included in net income, net of taxes of $(99,897) and $0 investment securities available for sale	(193,918)	-
Other comprehensive income (loss), net of tax	(114,297)	117,760

Comprehensive income	$101,685	$2,930

4.	Investment Securities

                The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$9,937,678	$491,247	$-	$10,428,925
Freddie Mac	1,434,413	70,170	-	1,504,583
Government National Mortgage
Association securities	1,221,703	109,803	-	1,331,506
Other mortgage-backed securities	82,945	5,087	(2,025)	86,007
Total mortgage-backed securities	12,676,739	676,307	(2,025)	13,351,021
Corporate securities	13,299,793	50,884	(33,741)	13,316,936
Total debt securities	25,976,532	727,191	(35,766)	26,667,957
Equity securities	18,500	-	(3,000)	15,500

Total	$25,995,032	$727,191	$(38,766)	$26,683,457

Held to Maturity

Fannie Mae mortgage-backed securities	$13,285,607	$72,144	$(4,498)	$13,353,253

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$13,162,586	$557,138	$-	$13,719,724
Freddie Mac	2,763,475	142,253	-	2,905,728
Government National Mortgage
Association securities	1,339,327	107,672	-	1,446,999
Other mortgage-backed securities	85,639	4,873	(3,558)	86,954
Total mortgage-backed securities	17,351,027	811,936	(3,558)	18,159,405
Corporate securities	12,370,458	156,124	(101,900)	12,424,682
Total debt securities	29,721,485	968,060	(105,458)	30,584,087
Equity securities	18,500	-	(1,000)	17,500

Total	$29,739,985	$968,060	$(106,458)	$30,601,587

Held to Maturity

Fannie Mae mortgage-backed securities	$13,780,267	$-	$(139,292)	$13,640,975

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	March 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$1,381,426	$(4,498)	$-	$-	$1,381,426	$(4,498)
Other mortgage-backed securities	-	-	8,416	(2,025)	8,416	(2,025)
Total mortgage-backed securities	1,381,426	(4,498)	8,416	(2,025)	1,389,842	(6,523)
Corporate securities	5,296,065	(33,741)	-	-	5,296,065	(33,741)
Equity securities	15,500	(3,000)	-	-	15,500	(3,000)

Total	$6,692,991	$(41,239)	$8,416	$(2,025)	$6,701,407	$(43,264)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$13,640,975	$(139,292)	$-	$-	$13,640,975	$(139,292)
Other mortgage-backed securities	-	-	7,790	(3,558)	7,790	(3,558)
Total mortgage-backed securities	13,640,975	(139,292)	7,790	(3,558)	13,648,765	(142,850)
Corporate securities	5,898,100	(101,900)	-	-	5,898,100	(101,900)
Equity securities	17,500	(1,000)	-	-	17,500	(1,000)

Total	$19,556,575	$(242,192)	$7,790	$(3,558)	$19,564,365	$(245,750)

The Company reviews its position quarterly and has asserted that at March 31, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were eight positions that were temporarily impaired at March 31, 2010 and seven positions that were temporarily impaired at December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes or Company specific ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.

The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$3,828	$4,009	$-	$-
Due after one year through five years	5,374,259	5,353,648	-	-
Due after five years through ten years	6,649,279	6,936,884	11,899,684	11,971,827
Due after ten years	13,949,166	14,373,416	1,385,923	1,381,426

Total	$25,976,532	$26,667,957	$13,285,607	$13,353,253

5.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $10,938,081.  The cash surrender value of these policies totaled $4,077,609 and $4,053,225 at March 31, 2010 and December 31, 2009, respectively.  The Plan provides that death benefits totaling $6.0 million at March 31, 2010, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At March 31, 2010 and December 31, 2009, $1,494,186 and $1,485,552 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $508,023 and $505,088 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $38,064 and $38,162 for the three months ended March 31, 2010 and 2009, respectively. The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2010	2009
Components of net periodic benefit cost:
Service cost	$14,852	$15,591
Interest cost	23,212	22,571
Net periodic benefit cost	$38,064	$38,162

6.	Fair Value Measurements

U.S. Generally Accepted Accounting Principles (“GAAP”) establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by GAAP hierarchy are as follows:

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

                   The following table presents the assets reported on the consolidated balance sheet at their fair value as of March 31, 2010 and December 31, 2009, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$13,351,021	$-	$13,351,021
Corporate securities	-	13,316,936	-	13,316,936
Equity securities	-	15,500	-	15,500

Total	$-	$26,683,457	$-	$26,683,457

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$18,159,405	$-	$18,159,405
Corporate securities	-	12,424,682	-	12,424,682
Equity securities	-	17,500	-	17,500

Total	$-	$30,601,587	$-	$30,601,587

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

           As of March 31, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2010, all of the financial assets measured at fair value utilized the market approach.

7.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$9,607,190	$9,607,190	$8,426,530	$8,426,530
Investment securities
Available for sale	26,683,457	26,683,457	30,601,587	30,601,587
Held to maturity	13,285,607	13,353,253	13,780,267	13,640,975
Net loans receivable	149,658,992	156,211,868	150,177,130	156,195,753
Accrued interest receivable	986,573	986,573	930,336	930,336
Federal Home Loan Bank stock	2,279,200	2,279,200	2,279,200	2,279,200
Bank-owned life insurance	4,077,609	4,077,609	4,053,225	4,053,225

Financial liabilities:
Deposits	$158,611,937	$161,268,685	$164,207,245	$166,885,243
FHLB advances - long-term	28,838,667	29,850,218	26,473,524	27,365,487
Advances by borrowers for taxes and insurance	836,224	836,224	1,280,863	1,280,863
Accrued interest payable	92,535	92,535	63,647	63,647

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

Investment Securities Available for Sale and Held to Maturity

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price.  If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described in the Company’s Form 10-K for the year ended December 31, 2009 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010 were $214.4 million, a decrease of $3.7 million, or 1.7%, from total assets of $218.1 million at December 31, 2009.  The decrease in assets resulted primarily from a $3.9 million decrease in investment securities available for sale.  Total liabilities at March 31, 2010 were $190.4 million compared to $194.2 million at December 31, 2009, a decrease of $3.8 million, or 2.0%.  The decrease in liabilities was primarily due to a $5.6 million decrease in deposits and a $445,000 decrease in advances by borrowers for taxes and insurance, partially offset by a $2.3 million increase in FHLB advances- long-term.  Total stockholders’ equity increased to $24.0 million at March 31, 2010 from $23.8 million at December 31, 2009, an increase of $167,000, or 0.7%, primarily due to a $216,000 increase in retained earnings.

Cash and cash equivalents increased to $9.6 million from $8.4 million during the three months ended March 31, 2010, an increase of $1.2 million, or 14.3%.  The increase in cash and cash equivalents was attributable, in part, to an increase in deposits with other institutions due to the sale of investment securities available for sale.

               Investment securities available for sale decreased to $26.7 million from $30.6 million during the three months ended March 31, 2010, a decrease of $3.9 million, or 12.7%. The decrease in investment securities available for sale was attributable, in part, to the sale of $6.5 million in securities, the maturity of $2.8 million in securities and payments received of $1.2 million on securities, partially offset by the purchase of $6.3 million in securities. The sale of the $6.5 million in securities was completed to take advantage of income tax benefits and to shorten the duration of the investment portfolio.

               Loans, net, decreased $518,000, or 0.3%, to $149.7 million at March 31, 2010, compared to $150.2 million at December 31, 2009.  The size of our loan portfolio decreased during the three months ended March 31, 2010 due primarily to the early payoff of loans and regular amortization of loans.

Total deposits decreased to $158.6 million from $164.2 million during the three months ended March 31, 2010, a decrease of $5.6 million, or 3.4%.  The decrease in deposits was attributable, in part, to the outflow of $5.4 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $2.3 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances.

Comparison of Operating Results For The Three Months Ended March 31, 2010 and 2009

           General.  We recorded net income of $216,000 during the three months ended March 31, 2010, compared to a net loss of $115,000 during the three months ended March 31, 2009.  The higher net income for the 2010 period was primarily related to higher net interest income, higher noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,112	$2,268
Investment securities	459	482
Other interest and dividend income	1	3
Total interest and dividend income	2,572	2,753
Interest Expense:
Deposits	741	1,139
FHLB advances - long-term	206	193
Advances by borrowers for taxes and insurance	7	8
Total interest expense	954	1,340
Net interest income	$1,618	$1,413

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010		2009
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$150,556	5.61%	$158,915	5.71%
Investment securities	43,808	4.19	38,597	5.00
Other interest-earning assets	7,655	0.05	9,724	0.13
Total interest-earning assets	202,019	5.16%	207,236	5.39%
Noninterest-earning assets:	14,716		13,591
Allowance for Loan Losses	(1,114)		(924)
Total assets	$215,621		$219,903

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,230	0.65%	$10,426	0.58%
Money market deposits	32,779	1.22	28,044	2.82
Savings accounts	29,782	0.60	34,468	0.87
Time deposits	80,562	2.86	90,845	3.82
Total interest-bearing deposits	154,353	1.95%	163,783	2.82%
FHLB advances - short-term	-	-	311	1.30
FHLB advances - long-term	29,084	2.87	24,427	3.19
Advances by borrowers for taxes and insurance	1,300	2.18	1,454	2.23
Total interest-bearing liabilities	184,737	2.09%	189,975	2.86%
Noninterest-bearing liabilities:	6,776		6,558
Total liabilities	191,513		196,533
Retained earnings	24,108		23,370
Total liabilities and retained earnings	$215,621		$219,903

Interest rate spread		3.07%		2.53%
Net yield on interest-bearing assets		3.25%		2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities		109.35%		109.09%

       Our net interest rate spread increased to 3.07% for the three months ended March 31, 2010 from 2.53% for the same period in 2009.  Net interest income for the three months ended March 31, 2010 increased $205,000 to $1.6 million, or 14.5%, from $1.4 million during the same period last year.  The primary reasons for the increase in net interest income for the three month period reflects a higher average balance of  investment securities, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances-long term, and a lower average balance of time deposits and savings accounts, partially offset by a lower average balance and interest rate earned on loans, a lower interest rate earned on investment securities, a higher average balance in money market accounts and a higher average balance in FHLB advances long-term. The average balance of loans decreased during the three months ended March 31, 2010 due to increased payoffs as compared to the same period last year. Lower interest expense on deposits for the three months ended March 31, 2010 was due to a continuing decline in market interest rates. The higher average balance of investment securities was due to an increase in the investment of available cash during the three months ended March 31, 2010.  Other interest-earning assets primarily consist of cash and cash equivalents.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$1,115	$858
Provision (credit) for loan losses	(134)	105
Charge-offs	-	-
Recoveries	1	1
Net charge-offs	1	1
Allowance at end of period	$982	$964

              We recorded a credit provision for loan losses of $134,000 for the three months ended March 31, 2010 as compared to a provision for loan losses of $105,000 for the three months ended March 31, 2009.  The provisions reflect management’s assessment of  lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

             The following table provides information with respect to our nonperforming assets at the dates indicated.  During the quarter ending June 30, 2009 the Company restructured one troubled loan, and at March 31, 2010, this loan was still classified as delinquent.  At March 31, 2010 we did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At March 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$2,534	$2,304
Real estate owned	-	-
Total nonperforming assets	$2,534	$2,304

Total nonperforming loans to total loans	1.68%	1.44%
Total nonperforming loans to total assets	1.18%	1.03%
Total nonperforming assets to total assets	1.18%	1.03%

                Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Service fees on deposit accounts	$19	$22
Earnings on Bank-owned life insurance	24	(41)
Gain on sale of loans	26	91
Investment securities gains, net	294	-
Rental income	73	72
Other	52	62
Total	$488	$206

The $282,000 increase in noninterest income during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to $294,000 in gains on the sales of investment securities as compared to no sales last year, a $65,000 increase in earnings on Bank-owned life insurance, partially offset by a $65,000 decrease in gains on the sale of loans and a $10,000 decrease in other noninterest income.

  Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Compensation and employee benefits	$871	$886
Occupancy and equipment	264	256
Federal deposit insurance premiums	149	148
Data processing expense	68	68
Professional fees	93	88
Other	622	220
Total	$2,067	$1,666

            Total noninterest expense increased $401,000, or 24.1%, to $2.1 million for the three months ended March 31, 2010 from the prior year period.  The increase in noninterest expense for the three months ended March 31, 2010 as compared to the prior year period was primarily the result of a $402,000 increase in other noninterest expense, related in part to a $368,000 expense related to our investment in a subsidiary set up to manage and dispose of foreclosed property.

 Income Taxes.  We recorded a tax benefit of $44,000 for the three months ended March 31, 2010 compared to a tax benefit of $38,000 during the three months ended March 31, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $9.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.7 million at March 31, 2010.  In addition, at March 31, 2010, we had the ability to borrow a total of approximately $100.3 million from the FHLB of Pittsburgh.  On March 31, 2010, we had $28.8 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

                At March 31, 2010, we had $4.3 million in mortgage loan commitments outstanding and $156,000 in a standby Letter of Credit.  Time deposits due within one year of March 31, 2010 totaled $29.7 million, or 36.2% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2010 and the year ended December 31, 2009 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

              Not applicable.

Item 4T.	Controls and Procedures

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

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At March 31, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

               Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Polonia Bancorp(1)

3.2	Bylaws of Polonia Bancorp (2)

4.0	Stock Certificate of Polonia Bancorp(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

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

POLONIA BANCORP

Date: May 14, 2010	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)