Form 10-Q
period 2010-06-30
Polonia Bancorp
filed 2010-08-13
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐                    No ☒

As of August 13, 2010, there were 3,159,078 shares of the registrant’s common stock outstanding.

POLONIA BANCORP
Table of Contents

		Page
		No.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and
	2009 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended
	June 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009
	(Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$1,812,362	$2,454,959
Interest-bearing deposits with other institutions	12,026,728	5,971,571
Cash and cash equivalents	13,839,090	8,426,530

Investment securities available for sale	24,688,632	30,601,587
Investment securities held to maturity (fair value $17,001,371 and $13,640,975)	16,620,857	13,780,267
Loans receivable (net of allowance for loan losses of $904,778 and $1,115,141)	145,060,715	150,177,130
Accrued interest receivable	840,531	930,336
Federal Home Loan Bank stock	2,333,800	2,279,200
Premises and equipment, net	4,682,763	4,760,680
Bank-owned life insurance	4,100,775	4,053,225
Other assets	3,048,247	3,061,704
TOTAL ASSETS	$215,215,410	$218,070,659

LIABILITIES
Deposits	$158,890,610	$164,207,245
FHLB advances - long-term	28,702,502	26,473,524
Advances by borrowers for taxes and insurance	1,169,594	1,280,863
Accrued interest payable	99,859	63,647
Other liabilities	2,101,740	2,200,421
TOTAL LIABILITIES	190,964,305	194,225,700

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,780,468	13,694,394
Retained earnings	12,152,814	11,837,420
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (99,388 and 103,684 shares)	(993,882)	(1,036,840)
Treasury Stock (147,172 shares)	(1,251,735)	(1,251,735)
Accumulated other comprehensive income	530,377	568,657
TOTAL STOCKHOLDERS' EQUITY	24,251,105	23,844,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,215,410	$218,070,659

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,078,260	$2,223,912	$4,190,114	$4,491,712
Investment securities	407,739	469,091	867,057	951,519
Other interest and dividend income	1,227	3,092	1,968	5,618
Total interest and dividend income	2,487,226	2,696,095	5,059,139	5,448,849

INTEREST EXPENSE
Deposits	713,841	1,090,592	1,455,183	2,229,733
FHLB advances - short-term	-	-	-	396
FHLB advances - long-term	204,267	191,508	410,132	384,352
Advances by borrowers for taxes and insurance	5,450	6,867	12,460	14,533
Total interest expense	923,558	1,288,967	1,877,775	2,629,014

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,563,668	1,407,128	3,181,364	2,819,835
Provision (credit) for loan losses	(77,650)	113,712	(212,134)	219,040

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,641,318	1,293,416	3,393,498	2,600,795

NONINTEREST INCOME
Service fees on deposit accounts	22,060	23,127	40,776	44,994
Earnings on Bank-owned life insurance	23,166	74,396	47,550	32,921
Investment securities gains, net	-	-	293,815	-
Gain on sale of loans	111,303	31,399	137,377	122,858
Rental income	70,601	71,797	143,316	143,629
Other	232,247	43,552	284,223	105,588
Total noninterest income	459,377	244,271	947,057	449,990

NONINTEREST EXPENSE
Compensation and employee benefits	921,343	851,748	1,792,641	1,738,117
Occupancy and equipment	244,401	246,243	508,525	502,209
Federal deposit insurance premiums	80,842	116,883	230,078	264,766
Data processing expense	70,477	63,096	138,742	131,240
Professional fees	95,119	88,731	187,885	176,802
Other	540,998	260,109	1,162,810	479,972
Total noninterest expense	1,953,180	1,626,810	4,020,681	3,293,106

Income (loss) before income tax expense (benefit)	147,515	(89,123)	319,874	(242,321)
Income tax expense (benefit)	48,103	(44,495)	4,480	(82,863)

NET INCOME (LOSS)	$99,412	$(44,628)	$315,394	$(159,458)

EARNINGS PER SHARE	$0.03	$(0.01)	$0.10	$(0.05)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of						Accumulated
	Common						Other
	Stock	Common	Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Outstanding	Stock	Paid-In-Capital	Earnings	ESOP Shares	Stock	Income	Total	Income

Balance, December 31, 2009	3,306,250	$33,063	$13,694,394	$11,837,420	$(1,036,840)	$(1,251,735)	$568,657	$23,844,959

Net income				315,394				315,394	$315,394
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $(19,720)							(38,280)	(38,280)	(38,280)
Comprehensive income									$277,114
Stock options compensation expense			44,796					44,796
Allocation of unearned ESOP shares			(16,589)		42,958			26,369
Allocation of unearned restricted stock			57,867					57,867

Balance, June 30, 2010	3,306,250	$33,063	$13,780,468	$12,152,814	$(993,882)	$(1,251,735)	$530,377	$24,251,105

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$315,394	$(159,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	(212,134)	219,040
Depreciation, amortization and accretion	211,126	92,176
Investment securities gains, net	(293,815)	-
Origination of loans held for sale	(7,439,455)	(15,859,027)
Proceeds from sale of loans	7,576,832	15,981,885
Net gain on sale of loans	(137,377)	(122,858)
Earnings on bank-owned life insurance	(47,550)	(32,921)
Deferred federal income taxes	(6,300)	(6,600)
Decrease (increase) in accrued interest receivable	89,805	(32,443)
Increase in accrued interest payable	36,212	31,692
Compensation expense for stock options, ESOP and restricted stock	129,032	136,222
Other, net	(59,205)	206,801
Net cash provided by operating activities	162,565	454,509

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,483,428	-
Proceeds from principal repayments and maturities	7,015,080	4,874,688
Purchases	(7,376,563)	(4,414,507)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,217,903	-
Purchases	(4,125,229)	-
Decrease in loans receivable, net	5,353,687	11,617,581
Purchase of Federal Home Loan Bank stock	(54,600)	-
Purchase of premises and equipment	(64,784)	(39,495)
Net cash provided by investing activities	8,448,922	12,038,267

FINANCING ACTIVITES
Increase (decrease) in deposits, net	(5,316,635)	5,028,120
Net decrease in FHLB advances - short-term	-	(4,000,000)
Repayment of FHLB advances - long-term	(1,771,022)	(674,382)
Proceeds of FHLB advances - long-term	4,000,000	-
Purchase of treasury stock	-	(256,500)
Increase (decrease) in advances by borrowers for taxes and insurance, net	(111,269)	4,904
Net cash provided by (used for) financing activities	(3,198,926)	102,142
Increase in cash and cash equivalents	5,412,560	12,594,918

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,426,530	4,670,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,839,090	$17,265,860

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,841,563	$2,597,322
Income taxes	30,000	75,000

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2009.

Use of Estimates in the Preparation of Financial Statements.   The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain recorded amounts and disclosures. Accordingly, actual results could differ from those estimates.  The most significant estimate pertains to the allowance for loan losses.

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

     In April 2010, the FASB issued ASU 2010-18, Receivables (Topic310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s Financial statements.

     In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Reclassification of Comparative Amounts

            Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect consolidated net income or consolidated stockholders’ equity.

2.	Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (loss)	$99,412	$(44,628)	$315,394	$(159,458)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(147,172)	(145,190)	(147,172)	(141,986)
Less weighted average number of unearned ESOP shares	(100,109)	(108,749)	(101,183)	(109,823)
Less weighted average number of nonvested restricted stock awards	(28,796)	(41,108)	(29,267)	(41,579)
Weighted average shares outstanding basic	3,030,173	3,011,203	3,028,628	3,012,862
Weighted average shares outstanding diluted	3,030,173	3,011,203	3,028,628	3,012,862
Earnings per share:
Basic	$0.03	$(0.01)	$0.10	$(0.05)
Diluted	0.03	(0.01)	0.10	(0.05)

              Options to purchase 153,903 shares at $9.40 per share and 162,003 shares at $9.40 per share of common stock as of June 30, 2010 and 2009, as well as 26,676 shares and 38,988 shares of restricted stock as of June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Comprehensive Income

In complying with U. S. generally accepted accounting  principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss).  Other comprehensive income (loss) consists of net unrealized gains on securities available for sale. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss):	$99,412	$(44,628)	$315,394	$(159,458)
Other comprehensive income (loss), net of tax
Changes in net unrealized gain on investment securities available
for sale, net of taxes of $39,160, $32,690, $80,177 and $93,354	76,017	63,457	155,638	181,217
Reclassification adjustment for realized gains on investment securities included in net income (loss), net of taxes of $0, $0, $(99,897) and $0
investment securities available for sale	-	-	(193,918)	-
Other comprehensive income (loss), net of tax	76,017	63,457	(38,280)	181,217

Comprehensive income	$175,429	$18,829	$277,114	$21,759

4.	Investment Securities

                The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$9,145,473	$532,194	$-	$9,677,667
Freddie Mac	1,166,228	65,120	-	1,231,348
Government National Mortgage
Association securities	1,139,339	120,386	-	1,259,725
Other mortgage-backed securities	80,920	7,329	(1,847)	86,402
Total mortgage-backed
securities	11,531,960	725,029	(1,847)	12,255,142
Corporate securities	12,334,571	101,542	(8,623)	12,427,490
Total debt securities	23,866,531	826,571	(10,470)	24,682,632
Equity securities	18,500	-	(12,500)	6,000

Total	$23,885,031	$826,571	$(22,970)	$24,688,632

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$12,571,763	$314,530	$-	$12,886,293
Freddie Mac	4,049,094	65,984	-	4,115,078
Total mortgage-backed
securities	$16,620,857	$380,514	$-	$17,001,371

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$13,162,586	$557,138	$-	$13,719,724
Freddie Mac	2,763,475	142,253	-	2,905,728
Government National Mortgage
Association securities	1,339,327	107,672	-	1,446,999
Other mortgage-backed securities	85,639	4,873	(3,558)	86,954
Total mortgage-backed
securities	17,351,027	811,936	(3,558)	18,159,405
Corporate securities	12,370,458	156,124	(101,900)	12,424,682
Total debt securities	29,721,485	968,060	(105,458)	30,584,087
Equity securities	18,500	-	(1,000)	17,500

Total	$29,739,985	$968,060	$(106,458)	$30,601,587

Held to Maturity

Fannie Mae mortgage-backed
securities	$13,780,267	$-	$(139,292)	$13,640,975

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Other mortgage-backed securities	$-	$-	$8,442	$(1,847)	$8,442	$(1,847)
Total mortgage-backed
securities	-	-	8,442	(1,847)	8,442	(1,847)
Corporate securities	1,654,216	(8,623)	-	-	1,654,216	(8,623)
Equity securities	6,000	(12,500)	-	-	6,000	(12,500)

Total	$1,660,216	$(21,123)	$8,442	$(1,847)	$1,668,658	$(22,970)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$13,640,975	$(139,292)	$-	$-	$13,640,975	$(139,292)
Other mortgage-backed securities	-	-	7,790	(3,558)	7,790	(3,558)
Total mortgage-backed
securities	13,640,975	(139,292)	7,790	(3,558)	13,648,765	(142,850)
Corporate securities	5,898,100	(101,900)	-	-	5,898,100	(101,900)
Equity securities	17,500	(1,000)	-	-	17,500	(1,000)

Total	$19,556,575	$(242,192)	$7,790	$(3,558)	$19,564,365	$(245,750)

            The Company reviews its position quarterly and has asserted that at June 30, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were four positions that were temporarily impaired at June 30, 2010 and seven positions that were temporarily impaired at December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes or company specific ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company has identified certain investment securities for which it has determined the unrealized losses to be other than temporary.

           The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$2,602	$2,704	$-	$-
Due after one year through five years	7,376,090	7,470,751	-	-
Due after five years through ten years	5,667,896	5,939,784	15,256,946	15,607,832
Due after ten years	10,819,943	11,269,393	1,363,911	1,393,539

Total	$23,866,531	$24,682,632	$16,620,857	$17,001,371

             The Company had no sales of investments for the three month periods ended June 30, 2010 and 2009. For the six month period ended June 30, 2010, the Company realized gross gains of $294,000 and proceeds from the sale of investment securities of $6,483,000.  The Company had no sales of investment securities for the six month period ended June 30, 2009.

5.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,100,775 and $4,053,225 at June 30, 2010 and December 31, 2009, respectively.  The Plan provides that death benefits totaling $6.0 million at June 30, 2010, will be paid to their beneficiaries in the event the officers should die.

              Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At June 30, 2010 and December 31, 2009, $1,502,820 and $1,485,552 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $510,959 and $505,088 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $36,345 and $36,949 for the three  months ended June 30, 2010 and 2009, and $74,409 and $75,112 for the six months ended June 30, 2010 and 2009, respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$13,133	$14,378	$27,985	$20,924
Interest cost	23,212	22,571	46,424	54,188
Net periodic benefit cost	$36,345	$36,949	$74,409	$75,112

6.	Fair Value Measurements

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

                   The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2010 and December 31, 2009, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$12,255,142	$-	$12,255,142
Corporate securities	-	12,427,490	-	12,427,490
Equity securities	-	6,000	-	6,000

Total	$-	$24,688,632	$-	$24,688,632

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$18,159,405	$-	$18,159,405
Corporate securities	-	12,424,682	-	12,424,682
Equity securities	-	17,500	-	17,500

Total	$-	$30,601,587	$-	$30,601,587

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

           As of June 30, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2010, all of the financial assets measured at fair value utilized the market approach.

7.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$13,839,090	$13,839,090	$8,426,530	$8,426,530
Investment securities
Available for sale	24,688,632	24,688,632	30,601,587	30,601,587
Held to maturity	16,620,857	17,001,371	13,780,267	13,640,975
Net loans receivable	145,060,715	154,622,939	150,177,130	156,195,753
Accrued interest receivable	840,531	840,531	930,336	930,336
Federal Home Loan Bank stock	2,333,800	2,333,800	2,279,200	2,279,200
Bank-owned life insurance	4,100,775	4,100,775	4,053,225	4,053,225

Financial liabilities:
Deposits	$158,890,610	$161,773,786	$164,207,245	$166,885,243
FHLB advances - long-term	28,702,502	30,279,917	26,473,524	27,365,487
Advances by borrowers
for taxes and insurance	1,169,594	1,169,594	1,280,863	1,280,863
Accrued interest payable	99,859	99,859	63,647	63,647

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

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock,  Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section below.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2009 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010 were $215.2 million, a decrease of $2.9 million, or 1.3%, from total assets of $218.1 million at December 31, 2009.  The decrease in assets resulted primarily from a $5.9 million decrease in investment securities available for sale and a $5.1 million decrease in loans receivable, partially offset by a $5.4 million increase in cash and cash equivalents and a $2.8 million increase in investment securities held to maturity.  Total liabilities at June 30, 2010 were $191.0 million compared to $194.2 million at December 31, 2009, a decrease of $3.2 million, or 1.6%.  The decrease in liabilities was primarily due to a $5.3 million decrease in deposits, partially offset by a $2.2 million increase in FHLB advances- long-term.  Total stockholders’ equity increased to $24.3 million at June 30, 2010 from $23.8 million at December 31, 2009, an increase of $406,000, or 1.7%, primarily due to net income of $316,000.

Cash and cash equivalents increased to $13.8 million from $8.4 million during the six months ended June 30, 2010, an increase of $5.4 million, or 64.3%.  The increase in cash and cash equivalents was attributable, in part, to an increase in deposits with other institutions due to the sale of investment securities available for sale and the sale of loans receivable.

               Investment securities available for sale decreased to $24.7 million from $30.6 million during the six months ended June 30, 2010, a decrease of $5.9 million, or 19.3%. The decrease in investment securities available for sale was attributable, in part, to the sale of $6.5 million in securities, the maturity of $4.8 million in securities and payments received of $2.2 million on securities, partially offset by the purchase of $7.4 million in securities. The sale of the $6.5 million in securities was completed to take advantage of income tax benefits and to shorten the duration of the investment portfolio.

               Investment securities held to maturity increased to $16.6 million from $13.8 million during the six months ended June 30, 2010, an increase of $2.8 million, or 20.3%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $4.1 million in securities, partially offset by $1.2 million in payments received.

               Loans receivable, net, decreased $5.1 million, or 3.4%, to $145.1 million at June 30, 2010, compared to $150.2 million at December 31, 2009.  The size of our loan portfolio decreased during the six months ended June 30, 2010 due primarily to the early payoff of loans, the sale of loans  and regular amortization of loans.

Total deposits decreased to $158.9 million from $164.2 million during the six months ended June 30, 2010, a decrease of $5.3 million, or 3.2%.  The decrease in deposits was attributable, in part, to the outflow of $5.2 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $2.2 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2010 and 2009

           General.  We recorded net income of $99,000 during the three months ended June 30, 2010, compared to a net loss of $45,000 during the three months ended June 30, 2009.  We recorded net income of $315,000 during the six months ended June 30, 2010, compared to a net loss of $159,000 during the six months ended June 30, 2009.  The higher net income for the three and six month 2010 periods was primarily related to higher net interest income, higher noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,078	$2,224	$4,190	$4,492
Investment securities	408	469	867	951
Other interest and dividend income	1	3	2	6
Total interest and dividend income	2,487	2,696	5,059	5,449
Interest Expense:
Deposits	714	1,091	1,455	2,230
FHLB advances - long-term	204	191	410	384
Advances by borrowers for taxes and insurance	5	7	13	15
Total interest expense	923	1,289	1,878	2,629
Net interest income	$1,564	$1,407	$3,181	$2,820

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$148,636	5.53%	$155,013	5.68%	$149,590	5.57%	$156,953	5.69%
Investment securities	42,613	3.79	38,256	4.85	43,207	3.99	38,426	4.92
Other interest-earning assets	9,993	0.04	18,203	0.07	8,831	0.05	13,987	0.09
Total interest-earning assets	201,242	4.96%	211,472	5.11%	201,628	5.06%	209,366	5.25%
Noninterest-earning assets:	14,451		13,325		14,583		12,938
Allowance for Loan Losses	(930)		(1,007)		(1,022)		(966)
Total assets	$214,763		$223,790		$215,189		$221,338

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,255	0.71%	$10,699	0.75%	11,243	0.68%	$10,563	0.67%
Money market deposits	33,547	1.12	30,851	1.94	33,165	1.18	29,455	2.36
Savings accounts	29,634	0.51	34,401	0.87	29,707	0.56	34,434	0.87
Time deposits	80,089	2.81	91,276	3.72	80,324	2.86	91,062	3.77
Total interest-bearing deposits	154,525	1.85%	167,227	2.65%	154,439	1.90%	165,514	2.72%
FHLB advances - short-term	-	-	-	-	-	-	155	-
FHLB advances - long-term	28,788	2.84	24,093	3.18	28,935	2.86	24,259	3.19
Advances by borrowers for taxes and insurance	969	2.07	1,275	2.20	1,134	2.31	1,364	2.22
Total interest-bearing liabilities	184,282	2.01%	192,595	2.68%	184,508	2.05%	191,292	2.77%
Noninterest-bearing liabilities:	6,319		7,737		6,546		6,632
Total liabilities	190,601		200,332		191,054		197,924
Retained earnings	24,162		23,458		24,135		23,414
Total liabilities and retained earnings	$214,763		$223,790		$215,189		$221,338

Interest rate spread		2.95%		2.43%		3.01%		2.48%
Net yield on interest-bearing assets		3.12%		2.67%		3.18%		2.72%
Ratio of average interest-earning assets to
average interest-bearing liabilities		109.20%		109.80%		109.28%		109.45%

       Our net interest rate spread increased to 2.95% for the three months ended June 30, 2010 from 2.43% for the same period in 2009.  Our net interest rate spread increased to 3.01% for the six months ended June 30, 2010 from 2.48% for the same period in 2009.Net interest income for the three months ended June 30, 2010 increased $157,000 to $1.6 million, or 11.2%, from $1.4 million during the same period last year.  Net interest income for the six months ended June 30, 2010 increased $361,000 to $3.2 million, or 12.8%, from $2.8 million during the same period last year. The primary reasons for the increase in net interest income for the three and six month periods reflects a higher average balance of investment securities, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances-long term, and a lower average balance of time deposits and savings accounts, partially offset by a lower average balance and interest rate earned on loans, a lower interest rate earned on investment securities, a higher average balance in money market accounts and a higher average balance in FHLB advances long-term.  The average balance of loans decreased during the three and six months ended June 30, 2010 due to increased payoffs as compared to the same period last year. Lower interest expense on deposits for the three and six months ended June 30, 2010 was due to a continuing decline in market interest rates. The  increase in the average balance of investment securities during the three and six months period ended June 30, 2010 was due to an increase in the investment of available cash.  Other interest-earning assets primarily consist of cash and cash equivalents.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$982	$964	$1,115	$858
Provision (credit) for loan losses	(78)	114	(212)	219
Charge-offs	-	-	-	-
Recoveries	1	1	2	2
Net charge-offs	1	1	2	2
Allowance at end of period	$905	$1,079	$905	$1,079

              We recorded a credit provision for loan losses of  $78,000 for the three months ended June 30, 2010 as compared to a provision for loan losses of $114,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 we recorded a credit provision for loan losses of $212,000 as compared to a provision for loan losses of $219,000 for the six months ended June 30, 2009. These credit provisions are directly related to the reduced balance in a Line of Credit Loan which was granted to a partnership established by the Company and another financial institution to manage and dispose of foreclosed property. This loan has been classified as substandard since it was granted in 2009. As properties are disposed of the Line of Credit loan balance is being reduced with the proceeds from the property sales. The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

      The following table provides information with respect to our nonperforming assets at the dates indicated.  During the quarter ending June 30, 2009 the Company restructured one troubled loan, and at June 30, 2010, this loan was still classified as nonaccrual.  At June 30, 2010 we did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At June 30,
	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$2,143	$2,252
Real estate owned	-	-
Total nonperforming assets	$2,143	$2,252

Total nonperforming loans to total loans	1.47%	1.43%
Total nonperforming loans to total assets	1.00%	1.00%
Total nonperforming assets to total assets	1.00%	1.00%
                Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$22	$23	$41	$45
Earnings on Bank-owned life insurance	23	74	48	33
Gain on sale of loans	111	31	137	123
Investment securities gains, net	-	-	294	-
Rental income	71	72	143	144
Other	232	44	284	105
Total	$459	$244	$947	$450

The $215,000 increase in noninterest income during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an $82,000 increase in gains on the sales of loans and a $186,000 increase in other income related to a $200,000 non-refundable forward commitment fee, partially offset by a $51,000 decrease in earnings on Bank-owned life insurance.

               The $497,000 increase in noninterest income during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to $294,000 in gains on the sales of investment securities as compared to no sales last year, a $179,000 increase in other income related to a $200,000 non-refundable forward commitment fee, a $15,000 increase in earnings on Bank-owned life insurance and a $14,000 increase in gains on the sales of loans.

  Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$921	$852	$1,793	$1,738
Occupancy and equipment	244	246	508	502
Federal deposit insurance premiums	81	117	230	265
Data processing expense	71	63	139	131
Professional fees	95	89	188	177
Other	541	260	1,163	480
Total	$1,953	$1,627	$4,021	$3,293

            Total noninterest expense increased $326,000, or 20.0%, to $2.0 million for the three months ended June 30, 2010 from the prior year period.  The increase in noninterest expense for the three months ended June 30, 2010 as compared to the prior year period was primarily the result of a $281,000 increase in other noninterest expense, related primarily to a $300,000 expense related to our investment in a subsidiary established to manage and dispose of foreclosed property, a $69,000 increase in compensation and employee benefits due to one fewer pay period in 2009, partially offset by a $36,000 decrease in Federal deposit insurance premiums which included a special assessment in 2009.

              Total noninterest expense increased $728,000, or 22.1%, to $4.0 million for the six months ended June 30, 2010 from the prior year period. The increase in noninterest expense for the six months ended June 30, 2010 as compared to the prior year period was primarily the result of a $683,000 increase in other noninterest expense, related primarily to a $681,000 increase in expense related to our investment in a subsidiary set up to manage and dispose of foreclosed property, a $55,000 increase in compensation and employee benefits due to one fewer pay period in 2009, partially offset by a $35,000 decrease in Federal deposit insurance premiums which included a special assessment in 2009.

 Income Taxes.  We recorded tax expense of $48,000 for the three months ended June 30, 2010 compared to a tax benefit of $44,000 during the three months ended June 30, 2009.  The recording of tax expense resulted from the increase in our taxable operating profits.

               We recorded tax expense of $4,000 for the six months ended June 30, 2010 compared to a tax benefit $83,000 during the six months ended June 30, 2009. The recording of tax expense resulted from the increase in our operating profits.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $13.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.7 million at June 30, 2010.  In addition, at June 30, 2010, we had the ability to borrow a total of approximately $100.8 million from the FHLB of Pittsburgh.  On June 30, 2010, we had $28.7 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

             At June 30, 2010, we had $3.1 million in mortgage loan commitments outstanding and $156,000 in a standby Letter of Credit.  Time deposits due within one year of June 30, 2010 totaled $33.5 million, or 41.7% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2010 and the year ended December 31, 2009 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Other than as noted below, at June 30, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Rider A.	Recently enacted regulatory reform may have a material impact on our operations

           On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

POLONIA BANCORP

Date: August 13, 2010	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2010	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)