Form 10-Q
period 2010-09-30
Polonia Bancorp
filed 2010-11-12
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐                     No ☒

As of November 12, 2010, there were 3,157,096 shares of the registrant’s common stock outstanding.

POLONIA BANCORP
Table of Contents

		Page
		No.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (Unaudited)	2

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and
	2009 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended
	September 30, 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009
	(Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

PART 1.             FINANCIAL INFORMATION
Item 1.                Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$1,924,062	$2,454,959
Interest-bearing deposits with other institutions	14,104,011	5,971,571
Cash and cash equivalents	16,028,073	8,426,530

Investment securities available for sale	20,034,404	30,601,587
Investment securities held to maturity (fair value $23,186,770 and $13,640,975)	22,787,525	13,780,267
Loans receivable (net of allowance for loan losses of $842,440 and $1,115,141)	140,912,320	150,177,130
Accrued interest receivable	867,659	930,336
Federal Home Loan Bank stock	2,333,800	2,279,200
Premises and equipment, net	4,644,074	4,760,680
Bank-owned life insurance	4,122,314	4,053,225
Other assets	2,863,024	3,061,704
TOTAL ASSETS	$214,593,193	$218,070,659

LIABILITIES
Deposits	$158,626,705	$164,207,245
FHLB advances - long-term	28,565,015	26,473,524
Advances by borrowers for taxes and insurance	606,757	1,280,863
Accrued interest payable	121,279	63,647
Other liabilities	2,144,397	2,200,421
TOTAL LIABILITIES	190,064,153	194,225,700

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,822,078	13,694,394
Retained earnings	12,213,533	11,837,420
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (97,215 and 103,684 shares)	(972,159)	(1,036,840)
Treasury Stock (149,154 and 147,172)	(1,262,141)	(1,251,735)
Accumulated other comprehensive income	694,666	568,657
TOTAL STOCKHOLDERS' EQUITY	24,529,040	23,844,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,593,193	$218,070,659

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,998,645	$2,139,573	$6,188,760	$6,631,286
Investment securities	351,289	515,269	1,218,345	1,466,787
Other interest and dividend income	2,697	1,609	4,665	7,227
Total interest and dividend income	2,352,631	2,656,451	7,411,770	8,105,300

INTEREST EXPENSE
Deposits	687,690	1,020,610	2,142,873	3,250,342
FHLB advances - short-term	-	-	-	396
FHLB advances - long-term	205,028	190,359	615,159	574,711
Advances by borrowers for taxes and insurance	5,880	6,911	18,341	21,444
Total interest expense	898,598	1,217,880	2,776,373	3,846,893

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,454,033	1,438,572	4,635,397	4,258,407
Provision (credit) for loan losses	(62,736)	80,304	(274,870)	299,344

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,516,769	1,358,268	4,910,266	3,959,063

NONINTEREST INCOME
Service fees on deposit accounts	21,056	21,121	61,832	66,115
Earnings on bank-owned life insurance	21,539	45,987	69,089	78,908
Investment securities gains, net	-	-	293,815	-
Gain on sale of loans, net	134,406	58,012	271,783	180,870
Rental income	71,741	71,997	215,057	215,626
Other	51,535	36,368	335,757	141,956
Total noninterest income	300,277	233,485	1,247,333	683,475

NONINTEREST EXPENSE
Compensation and employee benefits	874,911	843,601	2,667,552	2,581,717
Occupancy and equipment	260,080	250,179	768,604	752,388
Federal deposit insurance premiums	72,651	70,320	302,729	335,086
Data processing expense	71,085	67,261	209,827	198,501
Professional fees	83,410	86,242	271,294	263,044
Other	357,676	234,246	1,520,486	714,219
Total noninterest expense	1,719,813	1,551,849	5,740,492	4,844,955

Income (loss) before income tax expense (benefit)	97,233	39,904	417,107	(202,417)
Income tax expense (benefit)	36,514	15,421	40,994	(67,442)

NET INCOME (LOSS)	$60,719	$24,483	$376,113	$(134,975)

EARNINGS PER SHARE	$0.02	$0.01	$0.12	$(0.04)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
	Shares of				Unallocated		Other
	Common	Common	Additional	Retained	Shares Held	Treasury	Comprehensive		Comprehensive
	Stock	Stock	Paid-In-Capital	Earnings	by ESOP	Stock	Income	Total	Income

Balance, December 31, 2009	3,306,250	$33,063	$13,694,394	$11,837,420	$(1,036,840)	$(1,251,735)	$568,657	$23,844,959

Net income				376,113				376,113	$376,113
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment,net of tax expense of $64,914							126,009	126,009	126,009
Comprehensive income									$502,122
Purchase of treasury stock (1,982 shares, at cost)						(10,406)		(10,406)
Stock options compensation expense			67,194					67,194
Allocation of unearned ESOP shares			(26,310)		64,681			38,371
Allocation of unearned restricted stock			86,800					86,800

Balance, September 30, 2010	3,306,250	$33,063	$13,822,078	$12,213,533	$(972,159)	$(1,262,141)	$694,666	$24,529,040

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$376,113	$(134,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	(274,870)	299,344
Depreciation, amortization and accretion	347,182	160,923
Investment securities gains, net	(293,815)	-
Origination of loans held for sale	(12,555,278)	(19,880,941)
Proceeds from sale of loans	12,827,061	20,061,811
Net gain on sale of loans	(271,783)	(180,870)
Earnings on bank-owned life insurance	(69,089)	(78,908)
Deferred federal income taxes	(9,450)	(48,023)
Decrease (increase) in accrued interest receivable	62,677	(81,153)
Increase in accrued interest payable	57,632	56,608
Compensation expense for stock options, ESOP and restricted stock	192,365	197,105
Other, net	87,192	280,292
Net cash provided by operating activities	475,938	651,213

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,483,428	-
Proceeds from principal repayments and maturities	11,898,731	8,326,734
Purchases	(7,376,564)	(11,882,038)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,469,509	-
Purchases	(11,601,717)	-
Decrease in loans receivable, net	9,581,722	13,829,049
Purchase of Federal Home Loan Bank stock	(54,600)	-
Purchase of premises and equipment	(101,343)	(69,718)
Net cash provided by investing activites	11,299,166	10,204,027

FINANCING ACTIVITES
Increase (decrease) in deposits, net	(5,580,540)	5,480,879
Net decrease in FHLB advances - short-term	-	(4,000,000)
Repayment of FHLB advances - long-term	(1,908,509)	(946,265)
Proceeds of FHLB advances - long-term	4,000,000	-
Purchase of treasury stock	(10,406)	(268,590)
Decrease in advances by borrowers for taxes and insurance, net	(674,106)	(671,393)
Net cash used for financing activites	(4,173,561)	(405,369)
Increase in cash and cash equivalents	7,601,543	10,449,871

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,426,530	4,670,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,028,073	$15,120,813

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,718,741	$3,790,286
Income taxes	30,000	75,000

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2009.

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

Recent Accounting and Regulatory Pronouncements

     In December 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

     In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

     In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by staff of the U.S. Securities and Exchange Commission.   This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (loss)	$60,719	$24,483	$376,113	$(134,975)

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(147,926)	(146,052)	(147,426)	(143,356)
Less weighted average number of unearned ESOP shares	(97,956)	(106,596)	(100,096)	(108,736)
Less weighted average number of nonvested restricted stock awards	(26,789)	(39,101)	(27,717)	(40,029)
Weighted average shares outstanding basic	3,033,579	3,014,501	3,031,011	3,014,129
Weighted average shares outstanding diluted	3,033,579	3,014,501	3,031,011	3,014,129
Earnings per share:
Basic	$0.02	$0.01	$0.12	$(0.04)
Diluted	0.02	0.01	0.12	(0.04)

Options to purchase 153,903 shares at $9.40 per share and 153,903 shares at $9.40 per share of common stock as of September 30, 2010 and 2009, as well as 23,598 shares and 35,910 shares of restricted stock as of September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss):	$60,719	$24,483	$376,113	$(134,975)
Other comprehensive income, net of tax
Changes in net unrealized gain on investment securities available
for sale, net of taxes of $84,634, $97,110, $164,811 and $190,464	164,289	188,508	319,927	369,725
Reclassification adjustment for realized gains on investment securities included in net income (loss), net of taxes of $0, $0, $(99,897) and $0
	-	-	(193,918)	-
Other comprehensive income, net of tax	164,289	188,508	126,009	369,725

Comprehensive income	$225,008	$212,991	$502,122	$234,750

4.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$8,334,192	$493,361	$-	$8,827,553
Freddie Mac	1,132,238	61,651	-	1,193,889
Government National Mortgage
Association securities	1,101,047	122,955	(2)	1,224,000
Other mortgage-backed securities	79,588	7,871	(1,705)	85,754
Total mortgage-backed
securities	10,647,065	685,838	(1,707)	11,331,196
Corporate securities	8,316,314	384,894	-	8,701,208
Total debt securities	18,963,379	1,070,732	(1,707)	20,032,404
Equity securities	18,500	-	(16,500)	2,000

Total	$18,981,879	$1,070,732	$(18,207)	$20,034,404

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$18,981,381	$329,331	$(1,778)	$19,308,934
Freddie Mac	3,806,144	71,692	-	3,877,836
Total mortgage-backed
securities	$22,787,525	$401,023	$(1,778)	$23,186,770

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$13,162,586	$557,138	$-	$13,719,724
Freddie Mac	2,763,475	142,253	-	2,905,728
Government National Mortgage
Association securities	1,339,327	107,672	-	1,446,999
Other mortgage-backed securities	85,639	4,873	(3,558)	86,954
Total mortgage-backed
securities	17,351,027	811,936	(3,558)	18,159,405
Corporate securities	12,370,458	156,124	(101,900)	12,424,682
Total debt securities	29,721,485	968,060	(105,458)	30,584,087
Equity securities	18,500	-	(1,000)	17,500

Total	$29,739,985	$968,060	$(106,458)	$30,601,587

Held to Maturity

Fannie Mae mortgage-backed
securities	$13,780,267	$-	$(139,292)	$13,640,975

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	September 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$1,029,351	$(1,778)	$-	$-	$1,029,351	$(1,778)
Government National Mortgage
Association securities	188	(2)	-	-	188	(2)
Other mortgage-backed securities	-	-	8,037	(1,705)	8,037	(1,705)
Total mortgage-backed
securities	1,029,539	(1,780)	8,037	(1,705)	1,037,576	(3,485)
Equity securities	2,000	(16,500)	-	-	2,000	(16,500)

Total	$1,031,539	$(18,280)	$8,037	$(1,705)	$1,039,576	$(19,985)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$13,640,975	$(139,292)	$-	$-	$13,640,975	$(139,292)
Other mortgage-backed securities	-	-	7,790	(3,558)	7,790	(3,558)
Total mortgage-backed
securities	13,640,975	(139,292)	7,790	(3,558)	13,648,765	(142,850)
Corporate securities	5,898,100	(101,900)	-	-	5,898,100	(101,900)
Equity securities	17,500	(1,000)	-	-	17,500	(1,000)

Total	$19,556,575	$(242,192)	$7,790	$(3,558)	$19,564,365	$(245,750)

            The Company reviews its position quarterly and has determined that at September 30, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were four positions that were temporarily impaired at September 30, 2010 and seven positions that were temporarily impaired at December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes or company specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

           The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$1,623	$1,666	$-	$-
Due after one year through five years	8,778,978	9,185,669	-	-
Due after five years through ten years	4,084,461	4,340,288	14,104,111	14,421,740
Due after ten years	6,098,318	6,504,782	8,683,414	8,765,030

Total	$18,963,380	$20,032,404	$22,787,525	$23,186,770

The Company had no sales of investments for the three month periods ended September 30, 2010 and 2009. For the nine month period ended September 30, 2010, the Company realized gross gains of $294,000 and proceeds from the sale of investment securities of $6,483,000.  The Company had no sales of investment securities for the nine month period ended September 30, 2009.

5.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2010	2009

Mortgage Loans:
One-to-four family	$124,068,159	$131,570,796
Multi-family and commercial	9,749,887	10,214,036
	133,818,046	141,784,832

Home equity loans	2,826,339	3,372,071
HELOCs	2,039,793	3,036,690
Education loans	3,289,437	3,281,029
Loans on savings accounts	29,362	32,014
Other	138	376
	142,003,115	151,507,012
Less:
Net deferred loan fees	248,355	214,741
Allowance for loan losses	842,440	1,115,141

Total	$140,912,320	$150,177,130

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at September 30, 2010 and December 31, 2009, is dependent upon the local economic conditions.

6.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,122,314 and $4,053,225 at September 30, 2010 and December 31, 2009, respectively.  The Plan provides that death benefits totaling $6.0 million at September 30, 2010, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At September 30, 2010 and December 31, 2009, $1,511,454 and $1,485,552 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $513,894 and $505,088 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $38,064 and $39,681 for the three  months ended September 30, 2010 and 2009, and $112,472 and $114,793 for the nine months ended September 30, 2010 and 2009, respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$14,852	$17,110	$42,837	$47,080
Interest cost	23,212	22,571	69,635	67,713
Net periodic benefit cost	$38,064	$39,681	$112,472	$114,793

7.	Fair Value Measurements

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

                   The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2010 and December 31, 2009, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$11,331,196	$-	$11,331,196
Corporate securities	-	8,701,208	-	8,701,208
Equity securities	-	2,000	-	2,000

Total	$-	$20,034,404	$-	$20,034,404

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$18,159,405	$-	$18,159,405
Corporate securities	-	12,424,682	-	12,424,682
Equity securities	-	17,500	-	17,500

Total	$-	$30,601,587	$-	$30,601,587

          All of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For theses securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

           As of September 30, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2010, all of the financial assets measured at fair value utilized the market approach.

8.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$16,028,073	$16,028,073	$8,426,530	$8,426,530
Investment securities
Available for sale	20,034,404	20,034,404	30,601,587	30,601,587
Held to maturity	22,787,525	23,186,770	13,780,267	13,640,975
Net loans receivable	140,912,320	149,197,483	150,177,130	156,195,753
Accrued interest receivable	867,659	867,659	930,336	930,336
Federal Home Loan Bank stock	2,333,800	2,333,800	2,279,200	2,279,200
Bank-owned life insurance	4,122,314	4,122,314	4,053,225	4,053,225

Financial liabilities:
Deposits	$158,626,705	$161,632,437	$164,207,245	$166,885,243
FHLB advances - long-term	28,565,015	30,632,400	26,473,524	27,365,487
Advances by borrowers
for taxes and insurance	606,757	606,757	1,280,863	1,280,863
Accrued interest payable	121,279	121,279	63,647	63,647

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 were $214.6 million, a decrease of $3.5 million, or 1.6%, from total assets of $218.1 million at December 31, 2009.  The decrease in assets resulted primarily from a $10.6 million decrease in investment securities available for sale and a $9.3 million decrease in loans receivable, partially offset by a $7.6 million increase in cash and cash equivalents and a $9.0 million increase in investment securities held to maturity.  Total liabilities at September 30, 2010 were $190.1 million compared to $194.2 million at December 31, 2009, a decrease of $4.1 million, or 2.1%.  The decrease in liabilities was primarily due to a $5.6 million decrease in deposits, partially offset by a $2.1 million increase in FHLB advances- long-term.  Total stockholders’ equity increased to $24.5 million at September 30, 2010 from $23.8 million at December 31, 2009, an increase of $684,000, or 2.9%, primarily due to net income of $376,000 and an increase of $126,000 in accumulated other comprehensive income.

Cash and cash equivalents increased to $16.0 million from $8.4 million during the nine months ended September 30, 2010, an increase of $7.6 million, or 90.2%.  The increase in cash and cash equivalents was attributable, in part, to an increase in deposits with other institutions due to the sale of investment securities available for sale, the sale of loans receivable and the early payoff of loans receivable.

               Investment securities available for sale decreased to $20.0 million from $30.6 million during the nine months ended September 30, 2010, a decrease of $10.6 million, or 34.6%. The decrease in investment securities available for sale was attributable, in part, to the sale of $6.5 million in securities, the maturity of $8.8 million in securities and payments received of $3.1 million on securities, partially offset by the purchase of $7.4 million in securities. The sale of the $6.5 million in securities was completed to take advantage of income tax benefits and to shorten the duration of the investment portfolio.

               Investment securities held to maturity increased to $22.8 million from $13.8 million during the nine months ended September 30, 2010, an increase of $9.0 million, or 65.2%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $11.6 million in securities, partially offset by $2.5 million in payments received.

               Loans receivable, net, decreased $9.3 million, or 6.2%, to $140.9 million at September 30, 2010, compared to $150.2 million at December 31, 2009.  The size of our loan portfolio decreased during the nine months ended September 30, 2010 due primarily to the early payoff of loans and regular amortization of loans.  The Bank continued to sell loans originated at low interest rates in order to minimize interest rate risk exposure.  Loans originated and sold during the nine months ended September 30, 2010 was $12.6 million.

Total deposits decreased to $158.6 million from $164.2 million during the nine months ended September 30, 2010, a decrease of $5.6 million, or 3.4%.  The decrease in deposits was attributable, in part, to the outflow of $4.5 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $2.1 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2010 and 2009

           General.  We recorded net income of $61,000 during the three months ended September 30, 2010, compared to net income of $24,000 during the three months ended September 30, 2009.  We recorded net income of $376,000 during the nine months ended September 30, 2010, compared to a net loss of $135,000 during the nine months ended September 30, 2009.  The higher net income for the three and nine month 2010 periods was primarily related to higher net interest income, higher noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September		September
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,999	$2,140	$6,189	$6,631
Investment securities	351	515	1,218	1,467
Other interest and dividend income	3	2	5	7
Total interest and dividend income	2,353	2,657	7,412	8,105
Interest Expense:
Deposits	688	1,021	2,143	3,250
FHLB advances - long-term	205	190	615	575
Advances by borrowers for taxes and insurance	6	7	18	22
Total interest expense	899	1,218	2,776	3,847
Net interest income	$1,454	$1,439	$4,635	$4,258

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$143,372	5.46%	$152,516	5.49%	$147,495	5.53%	$155,458	5.62%
Investment securities	42,069	3.26	42,082	4.79	42,823	3.75	39,658	4.88
Other interest-earning assets	15,618	0.08	13,437	0.06	11,118	0.06	13,801	0.07
Total interest-earning assets	201,059	4.64%	208,035	5.07%	201,436	4.92%	208,917	5.19%
Noninterest-earning assets:	14,349		13,374		14,504		13,777
Allowance for Loan Losses	(863)		(1,094)		(968)		(1,009)
Total assets	$214,545		$220,315		$214,972		$221,685

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,923	0.69%	$11,210	0.78%	$11,135	0.68%	$10,781	0.71%
Money market deposits	33,566	0.99	31,767	1.51	33,300	1.11	30,234	2.05
Savings accounts	29,433	0.46	29,427	0.63	29,615	0.52	32,747	0.80
Time deposits	79,995	2.73	91,864	3.59	80,213	2.82	91,332	3.71
Total interest-bearing deposits	153,917	1.77%	164,268	2.47%	154,263	1.86%	165,094	2.63%
FHLB advances - short-term	-	-	-	-	-	-	103	-
FHLB advances - long-term	28,651	2.84	23,754	3.18	28,840	2.85	24,089	3.19
Advances by borrowers for taxes and insurance	1,031	2.31	1,273	2.18	1,099	2.19	1,333	2.21
Total interest-bearing liabilities	183,599	1.94%	189,295	2.55%	184,202	2.01%	190,619	2.70%
Noninterest-bearing liabilities:	6,487		7,372		6,526		7,573
Total liabilities	190,086		196,667		190,728		198,192
Retained earnings	24,459		23,648		24,244		23,493
Total liabilities and retained earnings	$214,545		$220,315		$214,972		$221,685

Interest rate spread		2.70%		2.51%		2.90%		2.49%
Net yield on interest-bearing assets		2.87%		2.74%		3.08%		2.72%
Ratio of average interest-earning assets to
average interest-bearing liabilities		109.51%		109.90%		109.36%		109.60%

       Our net interest rate spread increased to 2.70% for the three months ended September 30, 2010 from 2.51% for the same period in 2009.  Our net interest rate spread increased to 2.90% for the nine months ended September 30, 2010 from 2.49% for the same period in 2009.  Net interest income for the three months ended September 30, 2010 increased $16,000 to $1.5 million, or 1.1%, from $1.4 million during the same period last year.  Net interest income for the nine months ended September 30, 2010 increased $377,000 to $4.6 million, or 8.9%, from $4.3 million during the same period last year. The primary reasons for the increase in net interest income for the three and nine month periods reflects a higher average balance of investment securities for the nine month period, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances-long term, and a lower average balance of time deposits and savings accounts for the nine month period, partially offset by a lower average balance and interest rate earned on loans, a lower interest rate earned on investment securities, a higher average balance in money market accounts and a higher average balance in FHLB advances long-term.  The average balance of loans decreased during the three and nine months ended September 30, 2010 due to increased payoffs as compared to the same period last year. Lower interest expense on deposits for the three and nine months ended September 30, 2010 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the nine month period ended September 30, 2010 was due to an increase in the investment of available cash.

               Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$905	$1,079	$1,115	$858
Provision (credit) for loan losses	(63)	80	(275)	299
Charge-offs	1	-	1	-
Recoveries	1	2	3	4
Net charge-offs	-	2	2	4
Allowance at end of period	$842	$1,161	$842	$1,161

We recorded a credit provision for loan losses of $63,000 for the three months ended September 30, 2010 as compared to a provision for loan losses of $80,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 we recorded a credit provision for loan losses of $275,000 as compared to a provision for loan losses of $299,000 for the nine months ended September 30, 2009. These credit provisions are directly related to the reduced balance in a Line of Credit Loan which was granted by the Bank to a partnership established by the Company and a third-party financial institution to manage and dispose of foreclosed property. This loan has been classified as substandard since it was granted in 2009. As properties are disposed of the Line of Credit loan balance is being reduced with the proceeds from the property sales. The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

      The following table provides information with respect to our nonperforming assets at the dates indicated.   At September 30, 2010 we did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At September 30,
	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$1,487	$2,808
Real estate owned	-	-
Total nonperforming assets	$1,487	$2,808

Total nonperforming loans to total loans	1.05%	1.86%
Total nonperforming loans to total assets	0.69%	1.27%
Total nonperforming assets to total assets	0.69%	1.27%

                Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$21	$21	$62	$66
Earnings on bank-owned life insurance	22	46	69	79
Investment securities gains, net	-	-	294	-
Gain on sale of loans, net	134	58	272	181
Rental income	72	72	215	215
Other	51	36	335	142
Total	$300	$233	$1,247	$683

The $67,000 increase in noninterest income during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to a $76,000 increase in gains on the sales of loans and a $30,000 increase in other income related to increased activity in our title company subsidiary, partially offset by a $24,000 decrease in earnings on Bank-owned life insurance.

               The $564,000 increase in noninterest income during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to $294,000 in gains on the sales of investment securities as compared to no sales last year, a $193,000 increase in other income related to a $200,000 non-refundable forward commitment fee, a $91,000 increase in gains on the sale of loans, partially offset by a $10,000 decrease in earnings on Bank-owned life insurance.

  Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$875	$844	$2,667	$2,582
Occupancy and equipment	260	250	769	752
Federal deposit insurance premiums	73	70	303	335
Data processing expense	71	67	210	199
Professional fees	83	86	271	263
Other	358	234	1,520	714
Total	$1,720	$1,551	$5,740	$4,845

            Total noninterest expense increased $169,000, or 10.9%, to $1.7 million for the three months ended September 30, 2010 from the prior year period.  The increase in noninterest expense for the three months ended September 30, 2010 as compared to the prior year period was primarily the result of a $124,000 increase in other noninterest expense, related primarily to a $94,000 expense related to our investment in a subsidiary established to manage and dispose of foreclosed property and $31,000 increase in compensation and employee benefits.

              Total noninterest expense increased $895,000, or 18.5%, to $5.7 million for the nine months ended September 30, 2010 from the prior year period. The increase in noninterest expense for the nine months ended September 30, 2010 as compared to the prior year period was primarily the result of a $806,000 increase in other noninterest expense, related primarily to a $775,000 increase in expense related to our investment in a subsidiary set up to manage and dispose of foreclosed property, a $85,000 increase in compensation and employee benefits, partially offset by a $32,000 decrease in Federal deposit insurance premiums which included a special assessment in 2009.

 Income Taxes.  We recorded tax expense of $37,000 for the three months ended September 30, 2010 compared to a tax expense of $15,000 during the three months ended September 30, 2009.  The recording of tax expenses resulted from the increase in our taxable operating profits.

               We recorded tax expense of $41,000 for the nine months ended September 30, 2010 compared to a tax benefit $67,000 during the nine months ended September 30, 2009. The recording of tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $16.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $20.0 million at September 30, 2010.  In addition, at September 30, 2010, we had the ability to borrow a total of approximately $98.2 million from the FHLB of Pittsburgh.  On September 30, 2010, we had $28.6 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

At September 30, 2010, we had $5.8 million in mortgage loan commitments outstanding and $66,000 in a standby Letter of Credit.  Time deposits due within one year of September 30, 2010 totaled $43.4 million, or 53.6% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2010 and the year ended December 31, 2009 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2010, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than as noted below, at September 30, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum
				of Shares	Number of Shares
	Total			Purchased as	that May Yet be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans or
Period	Purchased		Per Share	or Programs	Programs (2)

July 1 - 31, 2010	-		$-	-	-
August 1 - 31, 2010	1,982	(1)	5.25	-	67,032
September 1 - 30, 2010	-		-	-	67,032

Total	1,982		$5.25	-
(1) Repurchases made pursuant to tax witholding obligations in connection with restricted stock awards.
(2) On July 23, 2010, the Company announced the approval of a repurchase plan pursuant to which the Company is authorized to repurchase up to 67,032 shares of the Company's common stock.

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

POLONIA BANCORP

Date: November 12, 2010	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)