Form 10-K
period 2010-12-31
Polonia Bancorp
filed 2011-04-18
CIK 1368252

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes   ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐        Accelerated filer   ☐        Non-accelerated filer   ☐        Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $7,279,681.  For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At April 12, 2011, the Registrant had 3,157,096 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company is headquartered in Huntingdon Valley and operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas.  The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to four-family real estate and to a much lesser extent, multi-family and nonresidential real estate loans and home equity and consumer loans which we primarily hold for investment.

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Recent Acquisition

General.  On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank, a state chartered bank headquartered in Southampton, Pennsylvania, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Earthstar Bank, pursuant to the terms of the Purchase and Assumption Agreement – Whole Bank; All Deposits, dated December 10, 2010, by and among the FDIC, as receiver, Polonia Bank and the FDIC (the “Agreement”).

We acquired approximately $67 million in assets, including approximately $42 million in loans (comprised primarily of single-family residential and home equity loans (“Single-Family Loans”) and commercial business and commercial real estate loans (“Commercial Loans”)), and approximately $8 million in investment securities.  We also assumed approximately $90 million in deposits.

The deposits were acquired without a premium and certain loans were acquired at a discount to Earthstar Bank’s historic book value, subject to customary adjustments.  The terms of the Agreement provide for the FDIC to indemnify Polonia Bank against claims with respect to liabilities and assets of Earthstar Bank or any of its affiliates not assumed or otherwise purchased by Polonia Bank and with respect to certain other claims by third parties.

As a result of the transaction, Polonia Bank’s Orthodox Street branch located at 2628 Orthodox Street, Philadelphia, Pennsylvania is expected to be consolidated into Earthstar Bank’s Richmond Street branch located at 4800 Richmond Street, Philadelphia, Pennsylvania in May 2011. Also, Earthstar Bank’s Southampton branch located at 376 Second Street Pike, Southampton, Pennsylvania is expected to be consolidated into Polonia Bank’s main office location at 3993 Huntingdon Pike, Huntingdon Valley, Pennsylvania in May 2011.  All of Earthstar Bank’s banking offices have reopened as branches of Polonia Bank.  It is expected that the physical branch locations of Earthstar Bank will be acquired by Polonia Bank.

Loss Sharing Arrangements.  In connection with the transaction, we entered into loss sharing agreements with the FDIC that collectively cover all of the loans we are acquiring (referred to collectively as “covered loans”), except for approximately $1.3 million in consumer loans which are not subject to the loss sharing agreement.  Certain other assets of Earthstar Bank were acquired by Polonia Bank that are not covered by loss sharing agreements with the FDIC. These assets include approximately $8 million of investment securities purchased at fair market value.

Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse us for losses with respect to covered loans begins with the first dollar of loss incurred. The FDIC will reimburse us for 80% of losses with respect to covered loans. We will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid us 80% reimbursement under the loss sharing agreements.  The loss sharing agreements applicable to the Single-Family Loans provides for FDIC loss sharing and our reimbursement to the FDIC for ten years. The loss sharing agreement applicable to the Commercial Loans provides for FDIC loss sharing for five years and our reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.

The above reimbursable losses and recoveries are based on the book value of the relevant loans as determined by the FDIC as of the effective date of the transaction. The amount that we realize on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods.  See “Part I, Item 1A. Risk Factors—We are subject to certain risks in connection with our recent acquisition of Earthstar Bank.”

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties.  In addition to our main office, we operate from seven additional locations in Philadelphia County and one location in Bucks County.  We generate deposits through our nine offices and conduct lending activities throughout the Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey.  The Philadelphia metropolitan area is the fourth largest in the United States (based on United States Census data for 2004) with an estimated population of 5.7 million.  The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the FDIC, we held less than 1% of the deposits in the Philadelphia metropolitan area.  In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Consumer Loans.  We currently offer consumer loans in the form of loans secured by savings accounts or time deposits and secured personal loans.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2010, our general regulatory limit on loans to one borrower was $4.1 million.  At that date, our largest lending relationship was $2.0 million and was secured by two one- to four-family properties.  These loans were performing in accordance with their original terms at December 31, 2010.

Loan Commitments.  We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions.  Within certain regulatory limits, we also may invest a portion of our assets in mutual funds.  We also are required to maintain an investment in FHLB of Pittsburgh stock.  While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment.  We had no investments in derivative securities at December 31, 2010.

At December 31, 2010 our investment portfolio totaled $53.5 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2010, we had 60 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

A continuation or worsening of economic conditions could result in increases in the Bank’s level of nonperforming loans and/or reduce demand for its products and services, which would lead to lower revenue, high loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  Our local economy has experienced similar economic conditions, although the deterioration may not be as severe as the national economy overall. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in Pennsylvania.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  As of December 31, 2010, our investment portfolio included securities with a book value of $52.6 million and an estimated fair value of $53.4 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Recently enacted regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act.  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates the Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis.  The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations.  If the Company or the Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations.

Higher FDIC deposit insurance premiums and assessments will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $103,000.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1,019,000.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, federal deposit insurance premiums, data processing expense and expenses related to the management and operation of a subsidiary established to dispose of foreclosed property, totaled $7.6 million and $6.6 million for the years ended December 31, 2010 and 2009, respectively.  Our ratio of non-interest expense to average total assets was 3.48% and 2.96% for the years ended December 31, 2010 and 2009, respectively.  Our efficiency ratio totaled 62.26% for 2010 compared to 91.72% for 2009.  The increase in expenses during 2010 was primarily due to higher other operating expense and higher compensation and employee benefits expense.  The failure to reduce our expenses could hurt our profits.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.  At December 31, 2010, 17.9% of our assets were invested in investment and mortgage-backed securities.  These investments yield substantially less than the loans we hold in our portfolio.  While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to grow loans and deposits.  As of June 30, 2010, we held less than 1.0% of the deposits in the Philadelphia metropolitan area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market areas.  For more information about our market areas and the competition we face, see “Our Business – Market Areas” and “Our Business – Competition.”

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

We are subject to certain risks in connection with our recent acquisition of Earthstar Bank.

Our recent acquisition of certain assets and liabilities of Earthstar Bank in an FDIC-assisted transaction involves a number of risks and challenges, including:

•	Our ability to integrate the branches and operations we acquired into our current operations;
•	Our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquired;
•	Our ability to retain and attract the appropriate personnel to staff the acquired branches and conduct any acquired operations;
•	Our ability to earn acceptable levels of interest and non-interest income from the acquired branches;
•	The diversion of management’s attention from existing operations; and
•	Our ability to address an increase in working capital requirements.

Additionally, no assurance can be given that the operation of the acquired branches would not adversely affect our existing profitability or that we would be able to manage any growth resulting from the transaction effectively.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the Earthstar acquisition and could adversely affect our earnings and financial condition, perhaps materially.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., by entering into loss sharing arrangements.  However, because such acquisitions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

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

Regulation and Supervision

General

As a federal mutual holding company, Polonia MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS.  Polonia Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the OTS.  Polonia Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer.  Polonia Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC.  Polonia Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations.  The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Polonia MHC, Polonia Bancorp and Polonia Bank and their operations.  Certain regulatory requirements applicable to Polonia MHC, Polonia Bancorp and Polonia Bank are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Polonia MHC, Polonia Bancorp and Polonia Bank and is qualified in its entirety by reference to the actual statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the ‘Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such as the Bank.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks.  The transfer of regulatory functions will take place over a transition period of up to one year from the enactment date of July 21, 2010 (subject to a possible six month extension).  Over the same transition period, responsibility for the regulation and supervision of savings and loan holding companies, such as Polonia MHC and Polonia Bancorp will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Polonia Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulatory rather than the Consumer Financial Protection Bureau.

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

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.

Activities Restrictions Applicable to Mutual Holding Companies.  Pursuant to federal law and OTS regulations, a mutual holding company, such as Polonia MHC, may engage in the following activities:  (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; or (C) that is permissible for a financial holding company provided that the mutual holding company meets the qualitative criteria required for a bank holding company to be a financial holding company and conducts the activity in accordance with the requirements that would apply to a financial holding company’s conduct of the activity; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

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

Federal regulations prescribe dividend restrictions on subsidiary savings associations.  Polonia Bank must notify the OTS 30 days before declaring any dividend and comply with the additional restrictions described below.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital.  Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends.  The Company must notify the OTS if it proposes to waive receipt of dividends from its stock subsidiary.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  Recently, OTS has added the requirements that, in order to receive approval of a dividend waiver, the applicant must have at least $50,000 in liquid assets.  The OTS will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.  Polonia MHC has not previously waived dividends.

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

Federal Savings Association Regulation

Business Activities.  The activities of federal savings banks are governed by federal law and regulations.  Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2010, Polonia Bank met each of its capital requirements.

The following table presents Polonia Bank’s capital position at December 31, 2010.

	Capital
	Actual	Required	Excess
	(Dollars in thousands)

Tangible	$26,597	$5,962	$20,635
Tier 1 / Leverage	26,597	11,925	14,672
Tier 1 / Risk-based	26,597	6,037	20,560
Total / Risk-based	27,431	12,074	15,357

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings association that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009.  The pre-payment was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank opted to participate in the unlimited coverage for noninterest bearing transaction accounts and it, Polonia MHC and Polonia Bancorp also participated in the debt guarantee program.  The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transactions accounts for January 1, 2011 through December 31, 2012, with no opt out option.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Polonia Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act made noncompliance with the qualified thrift lender test potentially subject to agency enforcement action for a violation of law.  As of December 31, 2010, Polonia Bank maintained 91.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.  If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company.  In the event Polonia Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Polonia Bank’s ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

The Office of the Comptroller of the Currency will assume the OTS’ enforcement authority as to federal savings associations as part of the Dodd-Frank Act regulatory restructuring.

Assessments.  Savings associations are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The OTS assessments paid by the Bank for the fiscal year ended December 31, 2010 totaled $69,000.

The Office of the Comptroller of the Currency, which will succeed to the OTS’ supervision of federal savings banks, similarly funds its operations through assessments on the institutions it regulates.

Federal Home Loan Bank System

Polonia Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  Polonia Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  Polonia Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2010 of $3.5 million.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements.  The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million.  The Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including our reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  For its 2010 year, Polonia Bancorp’s maximum federal income tax rate was 34%.

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

State Taxation

Pennsylvania Taxation.  Polonia Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2010 is 9.9% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.  Polonia Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%.  The Mutual Thrift Institutions Tax exempts Polonia Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Polonia Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and eight branch offices in Montgomery, Bucks and Philadelphia counties, Pennsylvania. We currently own all of our branch offices and of the three Earthstar Bank branches to continue as branches of Polonia Bank, we expect to own two and lease one.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp is traded on the OTC Electronic Bulletin Board under the symbol “PBCP.OB.”

	High	Low		High	Low
2010			2009

First Quarter	$7.00	$4.80	First Quarter	$8.75	$7.50
Second Quarter	6.49	5.30	Second Quarter	7.95	7.50
Third Quarter	6.12	5.00	Third Quarter	7.50	6.10
Fourth Quarter	6.12	5.00	Fourth Quarter	7.75	3.20

As of April 12, 2011, there were approximately 184 holders of record of the Company’s common stock.

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

As of December 31, 2010, Polonia Bancorp satisfied all prescribed capital requirements.  Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.  To date, we have not declared any cash dividends.

The Company did not repurchase any of its equity securities for the fourth quarter of 2010 and no shares were available for repurchase pursuant to publicly announced plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2010	2009	2008
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$298,829	$218,071	$220,236
Securities available-for-sale	27,350	30,602	37,789
Securities held-to-maturity	26,128	13,780	-
Loans receivable, net	137,665	150,177	163,759
Covered loans	32,808	-	-
Cash and cash equivalents	54,005	8,427	4,671
Deposits	239,706	164,207	164,586
FHLB Advances – short-term	-	-	4,000
FHLB Advances – long-term	28,426	26,474	24,553
Stockholders’ equity	27,260	23,845	23,604
Book value per common share	8.63	7.55	7.40

Operating Data:
Interest income	$9,845	$10,707	$11,069
Interest expense	3,675	5,000	5,312
Net interest income	6,169	5,707	5,757
Provision for loan losses	(115)	252	85
Net interest income after provision for loan losses	6,285	5,455	5,672
Non-interest income	6,110	1,444	85
Non-interest expense	7,645	6,559	6,101
Income (Loss) before income taxes	4,750	340	(344)
Provision for income taxes	1,586	9	(98)
Net income (loss)	$3,164	$331	$(246)
Basic and diluted earnings per share	1.04	0.11	(0.08)

Performance Ratios:
Return on average assets	1.44%	0.15%	(0.12)%
Return on average equity	13.00	1.60	(1.04)
Interest rate spread (1)	2.84	2.55	2.63
Net interest margin (2)	3.01	2.74	2.89
Non-interest expense to average assets	3.48	2.96	2.89
Efficiency ratio (3)	62.26	91.72	104.43
Average interest-earning assets to average interest-bearing liabilities	109.42	107.95	109.76
Average equity to average assets	11.07	9.36	11.15

Capital Ratios (4):
Tangible capital	8.92	9.34	9.06
Core capital	8.92	9.34	9.06
Total risk-based capital	18.18	19.78	18.73

	2010	2009	2008

Asset Quality Ratios (5):
Allowance for loan losses as a percent of total loans	0.60%	0.74%	0.52%
Allowance for loan losses as a percent of non-performing loans	81.56	40.66	117.70
Net charge-offs (recoveries) to average outstanding loans during the period	0.11	(0.01)	(0.03)
Non-performing loans as a percent of total loans	0.74	1.81	0.44

Other Data:
Number of:
Real estate loans outstanding	1,368	968	1,082
Deposit accounts	12,131	8,729	9,468
Full-service offices	9	5	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for Polonia Bank.
(5)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FDIC-Assisted Acquisition. On December 10, 2010, the Bank acquired certain assets and assumed certain liabilities of Earthstar Bank (“Earthstar”) from the FDIC, as Receiver of Earthstar. Earthstar operated four community banking branches within Chester and Philadelphia counties. The Bank’s bid to purchase Earthstar included the purchase of certain Earthstar assets at a discount of $7.0 million in exchange for assuming certain Earthstar deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $30.5 million ($30.8 million less a settlement of approximately $324,000), resulting in a pre-tax gain of $4.6 million. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreement regarding future losses incurred on loans existing at the acquisition date. Under the terms of the loss sharing agreement, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets.

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

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional discussion, see note 6 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

Other-Than-Temporary Impairment of Securities.  U.S. GAAP requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value and whether or not the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity.  The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment.  A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

The estimated fair value of the FDIC Indemnification asset is based on the net present value of expected future cash proceeds.  The discount rates used are derived from current market rates and reflect the level of inherent risk in the assets. The expected cash flows are determined based on contractual terms, expected performance, default timing assumptions, property appraisals and other factors.

The fair values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices or a combination thereof.

The fair value of assumed liabilities in business combinations on their date of purchase is generally the amount payable by the Company necessary to completely satisfy the assumed obligation.

Balance Sheet Analysis

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We primarily originate one- to four-family residential loans.  To a much lesser extent, we originate multi-family and nonresidential real estate loans and home equity and consumer loans.  At December 31, 2010, our ratio of loans to total assets was 57.1%.

In December 2010 through a transaction with the FDIC we purchased a pool of loans with preliminary principal balances totaling approximately $42.1 million. These loans consisted primarily of one-to four-family residential loans and to a lesser extent commercial real estate and consumer loans. At December 31, 2010 the book value of these loans was $34.1 million of which $32.8 million are covered by a loss sharing agreement with the FDIC. At December 31, 2010 the ratio of covered loans to total assets was 11.0%.

The largest segment of our loan portfolio is one- to four-family residential loans.  At December 31, 2010, these loans totaled $119.1 million and represented 69.4% of total loans, compared to $131.6 million, or 86.8% of total loans, at December 31, 2009.  The size of our one- to four-family residential loan portfolio decreased during the year ended December 31, 2010 due primarily to the sale of loans of $16.8 million and repayments.

Home equity loans totaled $2.9 million and represented 1.7% of total loans at December 31, 2010, compared to $3.4 million, or 2.2% of total loans at December 31, 2009.  Home equity loans decreased $454,000 or 13.5% during the year ended December 31, 2010.  Home equity lines of credit totaled $2.0 million and represented 1.2% of total loans at December 31, 2010 compared to $3.0 million or 2.0% of total loans at December 31, 2009.

Multi-family and commercial real estate loans totaled $10.3 million and represented 6.0% of total loans at December 31, 2010, compared to $10.2 million, or 6.7% of total loans, at December 31, 2009.  Multi-family and commercial real estate loans increased $58,000, or 0.6%, during the year ended December 31, 2010.  The increase in multi-family and commercial real estate loans in 2010 was primarily due to new loan originations.

Consumer loans totaled $4.5 million and represented 2.6% of total loans at December 31, 2010 compared to $3.3 million, or 2.2% of total loans at December 31, 2009.  Consumer loans increased $1.2 million, or 35.1%, during the year ended December 31, 2010 primarily due to the purchase of $1.3 million in consumer loans from the FDIC in December 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$119,085	69.40%	$131,571	86.84%	$144,508	87.68%	$120,774	87.42%	$100,152	88.84%
Multi-family and commercial real estate	10,272	5.99	10,214	6.74	12,020	7.29	9,803	7.09	5,212	4.62
Home equity loans	2,918	1.70	3,372	2.23	4,172	2.53	4,343	3.14	4,229	3.75
Home equity lines of credit	2,023	1.18	3,036	2.00	1,361	0.83	980	0.71	980	0.87
Total real estate loans:	$134,298	78.27	$148,193	97.81	$162,061	98.33	$135,900	98.36	$110,573	98.08

Consumer:
Education	$3,179	1.85	$3,281	2.17	$2,690	1.63	$2,170	1.57	$2,137	1.90
Other consumer	1,300	0.76	33	0.02	60	0.04	90	0.07	28	0.02
Total consumer loans	4,479	2.61	3,314	2.19	2,750	1.67	2,260	1.64	2,165	1.92
Total loans excluding covered loans	138,777	80.88	151,507	100.00	164,811	100.00	138,160	100.00	112,738	100.00
Covered loans	32,808	19.12	-	0.00	-	0.00	-	0.00	-	0.00
Total loans	171,585	100.00%	151,507	100.00%	164,811	100.00%	138,160	100.00%	112,738	100.00%
Net deferred loan fees	278		215		195		149		120
Allowance for loan losses	834		1,115		857		731		695
Loans, net	$170,473		$150,177		$163,759		$137,280		$111,923

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated, excluding loans covered by FDIC loss share agreements.  The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$38	$194	$1,266	$1,217	$2,715
More than one to five years	2,436	963	197	953	4,549
More than five years	116,611	9,115	3,478	2,309	131,513
Total	$119,085	$10,272	$4,941	$4,479	$138,777

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, excluding loans covered by FDIC loss share agreements.

	Fixed Rate	Adjustable Rate
	(Dollars in thousands)
Real Estate Loans:
One-to-four-family	$119,047	$-
Multi-family and commercial real estate	10,078	-
Home equity loans and lines of credit	1,651	2,024
Consumer Loans	3,262	-
Total	$134,038	$2,024

The following table shows loan origination, participation and purchase activity during the periods indicated.

	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Total loans at beginning of period	$151,507	$164,811	$138,160
Loans originated:
Real estate loans:
One-to-four-family	29,500	32,424	40,121
Multi-family and commercial real estate	1,992	840	710
Home equity loans and lines of credit	1,162	2,173	1,531
Consumer	185	830	903
Total loans originated	32,839	36,267	43,265
Loans purchased	34,493	3,980	2,966
Deduct:
Real estate loan principal repayments	(30,019)	(28,679)	(13,742)
Loans sold	(16,752)	(24,872)	(5,838)
Loans transferred to REO	(483)	-	-
Total deductions	(47,254)	(53,551)	(19,580)
Net loan activity	20,078	(13,304)	26,651
Total loans at end of period	$171,585	$151,507	$164,811

Securities.  Our securities portfolio consists primarily of mortgage-backed securities.  The weighted average rate of our securities portfolio was 3.38% as of December 31, 2010 as compared to 4.37% as of December 31, 2009 and the weighted average maturity was 13 years as of December 31, 2010 and 2009.  Investment securities available for sale decreased $3.3 million to $27.3 million from $30.6 million at December 31, 2009.  The reason for the decrease was primarily due to the sale of $6.2 million in securities and the call of $8.8 million in securities, partially offset by the purchase of $9.3 million in securities. Investment securities held to maturity increased $12.3 million to $26.1 million from $13.8 million at December 31, 2009.  The reason for the increase was primarily due to the purchase of $16.7 million in held to maturity securities.  The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$7,558	$7,999	$13,163	$13,719	$23,870	$24,628
Freddie Mac	1,062	1,116	2,763	2,906	6,835	7,000
Government National Mortgage Association	1,054	1,179	1,339	1,447	1,628	1,688
Collateralized mortgage obligations - Government-sponsored entities	6,237	6,245	86	87	98	94
Total mortgage-backed securities	15,911	16,539	17,351	18,159	32,431	33,410
Corporate securities	10,551	10,802	12,370	12,425	4,346	4,374
Total debt securities	26,462	27,341	29,721	30,584	36,777	37,784
Equity securities - financial services	19	9	19	18	19	5
Total	$26,481	$27,350	$29,740	$30,602	$36,796	$37,789

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$22,611	$22,563	$13,780	$13,641	$-	$-
Freddie Mac	3,516	3,512	-	-	-	-
Total mortgage-backed securities	$26,127	$26,075	$13,780	$13,641	$-	$-

At December 31, 2010, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2010.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2010.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$-	-%	$960	4.82%	$3,035	5.18%	$3,563	4.18%	$7,558	4.66%
Freddie Mac	-	-	-	-	328	4.97	734	3.94	1,062	4.26
Government National Mortgage Association	-	-	-	-	29	7.57	1,025	6.43	1,054	6.47
Collateralized mortgage obligations - Government-sponsored entities	-	-	573	1.96	622	4.69	5,042	3.36	6,237	3.35
Corporate securities	-	-	8,798	3.61	1,753	2.90	-	-	10,551	3.49
Equity securities - financial services	-	-	-	-	-	-	-	-	-	-
Total	$-	-%	$10,331	3.63%	$5,767	4.42%	$10,364	3.97%	$26,462	3.94%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	-%	$-	-%	$9,282	2.65%	$13,329	2.92%	$22,611	2.81%
Freddie Mac	-	-%	-	-%	3,516	2.79%	-	-%	3,516	2.79%
Total	$-	-%	$-	-%	$12,798	2.68%	$13,329	2.92%	$26,127	2.81%

Deposits.  Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits.  These deposits are provided primarily by individuals who live or work within our market areas.  We have not used brokered deposits as a source of funding.  Deposits increased $75.5 million, or 46.0% for the year ended December 31, 2010 primarily as a result of the Earthstar acquisition.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing accounts	$8,806	3.68%	$5,650	3.44%	$3,986	2.42%
Interest-bearing accounts	14,767	6.16	11,118	6.77	10,301	6.26
Money market	56,769	23.70	32,859	20.01	25,603	15.56
Savings accounts	29,523	12.32	29,088	17.71	34,346	20.87
Time deposits	129,840	54.14	85,492	52.07	90,350	54.89
Total	$239,706	100.00%	$164,207	100.00%	$164,586	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2010.  Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$12,358
Over 3 Through 6 Months	5,848
Over 6 Through 12 Months	12,055
Over 12 Months	10,127
Total	$40,388

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
0.01 - 0.99%	$15,471	$-	$-
1.00 - 1.99%	71,934	32,383	-
2.00 - 3.99%	21,859	26,129	56,181
4.00 - 5.99%	20,576	26,980	34,095
6.00 - 7.99%	-	-	74
Total	$129,840	$85,492	$90,350

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2010.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
0.01 - 0.99%	$14,841	$158	$8	$-	$464	$15,471	11.92%
1.00 - 1.99%	53,363	5,891	243	121	12,316	71,934	55.40
2.00 - 3.99%	10,398	2,376	3,697	1,476	3,912	21,859	16.84
4.00 - 5.99%	13,249	5,123	2,204	-	-	20,576	15.84
Total	$91,851	$13,548	$6,152	$1,597	$16,692	$129,840	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$164,207	$164,586	$163,217
Increase (decrease) before interest credited	(17,911)	(5,379)	(3,943)
Deposits acquired	(90,577)	-	-
Interest credited	2,833	5,000	5,312
Net increase (decrease) in deposits	75,499	(379)	1,369
Ending balance	$239,706	$164,207	$164,586

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$30,429	$26,474	$28,553
Average advances outstanding during the period:
FHLB Advances	$28,757	$24,040	$20,084
Weighted average interest rate during the period:
FHLB Advances	2.85%	3.17%	3.02%
Balance outstanding at end of period:
FHLB Advances	$28,426	$26,474	$28,553
Weighted average interest rate at end of period:
FHLB Advances	2.80%	2.97%	2.81%

FHLB advances long-term increased $1.9 million to $28.4 million at December 31, 2010, from $26.5 million at December 31, 2009, an increase of 7.4%.  The $1.9 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through the FHLB.  The advances outstanding at December 31, 2010 mature in 2011 through 2018.

Stockholders’ Equity.  Stockholders’ equity increased $3.4 million to $27.3 million at December 31, 2010, from $23.8 million at December 31, 2009.  The increase in stockholders’ equity was primarily related to the net gain recorded in relation to the assumption of certain deposits and the acquisition of certain assets of the former Earthstar Bank from the FDIC.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Overview.

	Year Ended December 31,
	2010	2009	% Change 2010 / 2009
	(Dollars in thousands)

Net income	$3,164	$331	855.9%
Return on average assets (1)	1.44%	0.15%	860.0
Return on average equity (2)	13.00	1.60	712.5
Average equity-to-assets ratio (3)	11.07	9.36	18.3

(1)  Net income divided by average assets.
(2)  Net income divided by average equity.
(3)  Average equity divided by average total assets.

Net income of $3.2 million was reported for 2010 compared to net income of $331,000 in 2009 primarily due to the net gain realized in the assumption of certain deposits and the acquisition of certain assets of the former Earthstar Bank from the FDIC.

Net Interest Income.  Net interest income for year ended December 31, 2010 increased $462,000 to $6.2 million, or 8.1%, from $5.7 million last year, primarily reflecting a lower average rate paid on time deposits and money market accounts offset somewhat by a lower average rate paid on time deposits and money market accounts offset somewhat by a lower average rate earned on loans and investment securities as well as a decline in the average balance of loans.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$146,779	$8,251	5.62%	$154,555	$8,772	5.68%	$153,077	$8,908	5.82%
Investment securities	43,357	1,584	3.65	40,535	1,926	4.75	39,310	2,014	5.12
Other interest-earning assets	14,746	9	0.06	13,482	9	0.07	6,624	147	2.22
Total interest-earning assets	204,882	9,844	4.80%	208,572	10,707	5.13%	199,011	11,069	5.56%
Noninterest-earning assets:	15,950			14,002			13,122
Allowance for Loan Losses	(936)			(1,035)			(787)
Total assets	$219,896			$221,539			$211,346

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,189	74	0.67%	$10,776	77	0.71%	$11,667	96	0.82%
Money market deposits	34,233	353	1.03	34,173	582	1.70	26,949	818	3.04
Savings accounts	29,497	149	0.51	31,809	237	0.75	35,647	310	0.87
Time deposits	82,549	2,257	2.73	91,166	3,313	3.63	85,740	3,456	4.03
Total interest-bearing deposits	157,468	2,833	1.80%	167,924	4,209	2.51%	160,003	4,680	2.93%
FHLB advances - short-term	-	-	-	77	1	1.30	2,074	51	2.46
FHLB advances - long-term	28,757	819	2.85	23,963	763	3.18	18,010	556	3.09
Advances by borrowers for taxes and insurance	1,022	23	2.25	1,254	27	2.15	1,230	25	2.03
Total interest-bearing liabilities	187,247	3,675	1.96%	193,218	5,000	2.59%	181,317	5,312	2.93%
Noninterest-bearing liabilities:	8,308			7,583			6,457
Total liabilities	195,555			200,801			187,774
Stockholders’ equity	24,341			20,738			23,572
Total liabilities and stockholders’ equity	$219,896			$221,539			$211,346

Net interest income		$6,169			$5,707			$5,757
Interest rate spread			2.84%			2.55%			2.63%
Net yield on interest-bearing assets			3.01%			2.74%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.42%			107.95%			109.76%

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

	For the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			For the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$(438)	$(83)	$(521)	$87	$(223)	$(136)
Investment securities	147	(489)	(342)	66	(154)	(88)
Other	-	-	-	(2,183)	2,045	(138)
Total interest-earning assets	$(290)	$(573)	$(863)	$(2,031)	$1,669	$(362)

Interest expense:
Interest-bearing demand deposits	$3	$(6)	$(3)	$(7)	$(12)	$(19)
Money market accounts	1	(230)	(229)	370	(606)	(236)
Savings accounts	(16)	(72)	(88)	(31)	(42)	(73)
Certificates of deposit	(292)	(764)	(1,056)	258	(401)	(143)
Total deposits	(304)	(1,072)	(1,376)	590	(1,061)	(471)
FHLB Advances - short-term	(1)	(1)	(1)	(34)	(16)	(50)
FHLB Advances - long-term	119	(63)	56	189	18	207
Advances by borrowers for taxes and insurance	(5)	1	(4)	-	2	2
Total interest-bearing liabilities	$(191)	$(1,134)	$(1,325)	$745	$(1,057)	$(312)
Change in net interest income	$(99)	$561	$462	$(2,776)	$2,726	$(50)

Provision for Loan Losses.  We recorded a credit provision for loan losses for the year ended December 31, 2010 of $115,000 as compared to a $252,000 provision for the year ended December 31, 2009.  The decreased loan loss provision reflects management’s estimate of the losses inherent in our total loan portfolio, the decrease in the balance of our loan portfolio and the decrease in non-accrual loans during the year.  The provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and increased loan delinquencies.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “–Risk Management–Analysis of Non-Performing and Classified Assets” and “–Risk Management–Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income.  The following table shows the components of non-interest income for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Service fees on deposit accounts	$86	$92
Earnings on bank-owned life insurance	87	117
Investment securities gains, net	294	486
Gain on sale of loans	366	288
Rental income	288	290
Acquisition related gains	4,600	-
Other	389	171
Total	$6,110	$1,444

The $4.6 million increase in non-interest income for the year ended December 31, 2010 as compared to last year was primarily due to a gain on the assumption of certain deposits and acquisition of certain assets of the former Earthstar Bank from the FDIC, an increase of sale of loans of $78,000 to $366,000 from $288,000 and an increase of other income of $218,000 to $389,000 from $171,000 due to a credit enhancement fee of $200,000, partially offset by a decrease in gains on the sale of investment securities of $192,000 from $486,000 to $294,000 and a decrease in earnings on BOLI of $30,000 from $117,000 to $87,000.

Non-Interest Expense.   The following table shows the components of non-interest expense.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Compensation and employee benefits	$3,656	$3,503
Occupancy and equipment	1,030	1,013
Federal deposit insurance premiums	376	409
Data processing expense	287	269
Professional fees	354	331
Other	1,942	1,034
Total non-interest expense	$7,645	$6,559
Efficiency ratio	62.26%	91.72%

Total non-interest expense increased $1.1 million, or 16.6%, to $7.6 million for the year ended December 31, 2010 from the prior year.  The increases in non-interest expenses for the year ended December 31, 2010 as compared to the prior year period were primarily the result a $908,000 increase in other non-interest expense, related primarily to a $847,000 expense on our investment in a subsidiary established to manage and dispose of foreclosed property, a $153,000  increase in compensation and employee benefits expense including the costs related to the hiring of more experienced branch management staff and costs associated with annual merit increases, higher professional fees, higher data processing expense and higher occupancy and equipment expense, partially offset by lower federal deposit insurance premiums expense.

Income Tax Expense.  Income tax expense of $1.6 million was recorded for the year ended December 31, 2010 compared to $8,000 in 2009 reflecting the reporting of a $4.7 million pre-tax profit.  Our effective tax rates for 2010 and 2009 were 33.4% and 2.5%, respectively.

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

Analysis of Non-Performing and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets.  Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

The following table provides information with respect to our non-performing assets at the dates indicated, excluding loans covered by FDIC loss share agreements.  We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four-family	$749	$1,169	$705	$179	$181
Multi-family and commercial real estate	-	-	-	-	-
Home equity loans and lines of credit	47	1,532	-	-	-
Consumer	226	41	24	37	93
Total	1,022	2,742	729	216	274
Real estate owned	314	-	-	-	-
Total non-performing assets	$1,336	$2,742	$729	$216	$274

Total non-performing loans to total loans	0.74%	1.81%	0.44%	0.16%	0.24%
Total non-performing loans to total assets	0.34%	1.26%	0.33%	0.11%	0.13%
Total non-performing assets and troubled debt restructurings to total assets	0.34%	1.26%	0.33%	0.11%	0.13%

Interest income that would have been recorded for the years ended December 31, 2010, 2009 and 2008 was $48,000, $86,000 and $28,000 had nonaccruing loans been current according to their original terms.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Special mention assets	$2,775	$2,933	$-
Substandard assets	1,623	2,742	729
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$4,398	$5,675	$729

Other than disclosed in the above tables, there are no other loans at December 31, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated, excluding loans covered by FDIC loss share agreements.

	At December 31,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$390	$742	$348	$31	$164	$-
Multi-family and commercial real estate	21	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Consumer	70	26	75	7	59	4
Total	$481	$768	$423	$38	$223	$4

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

At December 31, 2010, our allowance for loan losses represented 0.60% of total loans excluding covered loans and 81.56% of non-performing loans.  At December 31, 2009, our allowance for loans losses represented 0.74% of total gross loans and 40.67% of non-performing loans.  The allowance for loans losses decreased by $281,000 to $834,000 at December 31, 2010 from $1.1 million at December 31, 2009 as we recorded a credit provision for loan losses of $115,000,  chargeoffs of $170,000 and recoveries of $4,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated, excluding loans covered by FDIC loss share agreements.
	At December 31,
	2010			2009			2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$520	62.00%	87.00%	$516	46.00%	87.00%	$501	58.00%	88.00%	$443	60.00%	87.00%	$314	45.00%	89.00%
Multi-family and commercial real estate	274	33.00	7.00	283	25.00	7.00	316	37.00	7.00	250	34.00	7.00	344	50.00	5.00
Home equity loans and lines of credit	24	3.00	4.00	299	27.00	4.00	28	3.00	3.00	27	4.00	4.00	26	4.00	5.00
Consumer	16	2.00	2.00	17	2.00	2.00	13	2.00	2.00	11	2.00	2.00	11	1.00	1.00
Total allowance for loan losses	$834	100.00%	100.00%	$1,115	100.00%	100.00%	$858	100.00%	100.00%	$731	100.00%	100.00%	$695	100.00%	100.00%
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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$1,115	$858	$731	$695	$651
Provision for loan losses	(115)	252	85	31	58
Charge-offs:
One-to-four-family	(170)	-	-	-	(19)
Multi-family and commercial real estate	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	(170)	-	-	-	(19)

Recoveries:
One-to-four-family	4	5	42	5	5
Multi-family and commercial real estate	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Consumer	-	-	-	-	-
Total	4	5	42	5	5
Net recoveries (charge-offs)	(166)	5	42	5	(14)

Allowance at end of period	$834	$1,115	$858	$731	$695

Allowance to non-performing loans (1)	82%	41%	118%	338%	254%
Allowance to total loans outstanding at the end of the period (1)	0.60%	0.74%	0.52%	0.53%	0.62%
Net charge-offs (recoveries) to average loans outstanding during the period (1)	0.11%	(0.01)%	(0.01)%	(0.01)%	0.01%

(1) Excludes loans covered by FDIC loss share agreements.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2010, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value				Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change (bp)
(Dollars in thousands)

300	$27,710	$(17,172)	(38.00	) %	9.32%	(469	) %
200	34,207	(10,675)	(24.00)		11.20	(282)
100	40,313	(4,569)	(10.00)		12.86	(116)
(50)	42,869	(2,013)	(4.00)		13.52	(50)
0	44,882	-	-		14.02	-
(100)	48,156	3,274	7.00		14.81	79
(50)	46,348	1,466	3.00		14.37	35

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.  Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.  When interest rates rise, prepayments tend to slow.  When interest rates fall, prepayments tend to rise.  Our asset sensitivity would be reduced if prepayments slow and vice versa.  While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan repayment activity.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2010, cash and cash equivalents totaled $54.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.4 million at December 31, 2010.  In addition, at December 31, 2010, we had the ability to borrow a total of approximately $110.8 million from the FHLB of Pittsburgh.  On December 31, 2010, we had $28.4 million of borrowings outstanding.  Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

At December 31, 2010, we had $4.0 million in mortgage loan commitments outstanding and $9.6 million in unused lines of credit.  Time deposits due within one year of December 31, 2010 totaled $91.9 million, or 70.7% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2011.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision – Federal Savings Associations Regulation – Capital Requirements” and note 14 of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.  A presentation of our outstanding loan commitments at December 31, 2010 and their effect on our liquidity is presented at note 12 of the notes to the consolidated financial statements and under “–Risk Management–Liquidity Management.”

For the years ended December 31, 2010 and December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct.  A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)           Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)           Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007.  The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2010.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	153,903	$9.40	-
Equity compensation plans not approved by security holders	-	-	-

Total	153,903	$9.40	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Purchase and Assumption Agreement - Whole Bank; All Deposits, dated December 10, 2010, by and among the FDIC, as receiver, Polonia Bank and the FDIC
3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp (4)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz (5)
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz (5)
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski (5)
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski (5)
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski (5)
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski (5)
10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan (5)
10.8	Amended and Restated Supplemental Executive Retirement Plan (5)
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (1)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski (1)
10.11	Non-Qualified Deferred Compensation Plan (1)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski (1)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (1)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski (2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski (2)
10.16	Polonia Bancorp 2007 Equity Incentive Plan (3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement (5)
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (5)
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan (5)
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

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

POLONIA BANCORP

Date: April 15, 2011	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	April 15, 2011
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	April 15, 2011
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	April 15, 2011
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	April 15, 2011
Frank J. Byrne

/s/ Edward W. Lukiewski	Director	April 15, 2011
Edward W. Lukiewski

/s/ Timothy O’Shaughnessy	Director	April 15, 2011
Timothy O’Shaughnessy

/s/ Robert J. Woltjen	Director	April 15, 2011
Robert J. Woltjen

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria.

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

POLONIA BANCORP
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheet	F-2

Consolidated Statement of Income	F-3

Consolidated Statement of Changes in Stockholders’ Equity	F-4

Consolidated Statement of Cash Flows	F-5

Notes to the Consolidated Financial Statements	F-6 - F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Polonia Bancorp

We have audited the consolidated balance sheet of Polonia Bancorp (the “Company”) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
April 15, 2011

POLONIA BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$2,426,126	$2,454,959
Interest-bearing deposits with other institutions	51,578,423	5,971,571

Cash and cash equivalents	54,004,549	8,426,530

Investment securities available for sale	27,350,263	30,601,587
Investment securities held to maturity (fair value $26,075,142 and $13,640,975)	26,127,630	13,780,267
Loans receivable (net of allowance for loan losses of $833,984 and $1,115,141)	137,665,300	150,177,130
Covered loans	32,808,086	-
Accrued interest receivable	1,073,223	930,336
Federal Home Loan Bank stock	3,465,600	2,279,200
Premises and equipment, net	4,571,178	4,760,680
Bank-owned life insurance	4,140,267	4,053,225
FDIC indemnification asset	5,397,192	-
Other assets	2,225,661	3,061,704

TOTAL ASSETS	$298,828,949	$218,070,659

LIABILITIES
Deposits	$239,705,812	$164,207,245
FHLB advances - long-term	28,426,193	26,473,524
Advances by borrowers for taxes and insurance	1,005,753	1,280,863
Accrued interest payable	103,534	63,647
Other liabilities	2,328,096	2,200,421

TOTAL LIABILITIES	271,569,388	194,225,700

Commitments and contingencies (Note 12)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,863,863	13,694,394
Retained earnings	15,001,215	11,837,420
Unallocated shares held by Employee Stock Ownership Plan ("ESOP") (95,043 and 103,684 shares)	(950,437)	(1,036,840)
Treasury stock (149,154 and 147,172 shares)	(1,262,141)	(1,251,735)
Accumulated other comprehensive income	573,998	568,657

TOTAL STOCKHOLDERS' EQUITY	27,259,561	23,844,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,828,949	$218,070,659

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,250,705	$8,772,106
Investment securities	1,584,270	1,926,637
Interest-bearing deposits and other dividends	9,471	8,751
Total interest and dividend income	9,844,446	10,707,494

INTEREST EXPENSE
Deposits	2,833,205	4,209,076
FHLB advances - short-term	-	396
FHLB advances - long-term	818,853	763,705
Advances by borrowers for taxes and insurance	22,909	27,057
Total interest expense	3,674,967	5,000,234

NET INTEREST INCOME BEFORE PROVISION FOR (RECOVERY OF) LOAN LOSSES	6,169,479	5,707,260
Provision for (recovery of) loan losses	(115,408)	252,489

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	6,284,887	5,454,771

NONINTEREST INCOME
Service fees on deposit accounts	86,311	92,211
Earnings on bank-owned life insurance	87,042	116,867
Investment securities gains, net	293,815	485,886
Gain on sale of loans	365,945	287,641
Rental income	287,847	290,173
Acquisition related gains	4,600,480	-
Other	388,998	171,117
Total noninterest income	6,110,438	1,443,895

NONINTEREST EXPENSE
Compensation and employee benefits	3,655,662	3,503,238
Occupancy and equipment	1,030,236	1,012,502
Federal deposit insurance premiums	375,983	408,643
Data processing expense	286,901	269,026
Professional fees	354,478	331,296
Other	1,942,236	1,034,195
Total noninterest expense	7,645,496	6,558,900

Income before income tax expense	4,749,829	339,766
Income tax expense	1,586,034	8,424

NET INCOME	$3,163,795	$331,342

EARNINGS PER SHARE, BASIC AND DILUTED	$1.04	$0.11

Weighted-average common shares outstanding, basic and diluted	3,033,208	3,015,800

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
							Other
	Common Stock		Additional	Retained	Unallocated	Treasury	Comprehensive		Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	ESOP Shares	Stock	Income	Total	Income

Balance, December 31, 2008	3,306,250	$33,063	$13,515,680	$11,506,078	$(1,123,243)	$(983,145)	$655,248	$23,603,681

Net income				331,342				331,342	$331,342
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $44,607							(86,591)	(86,591)	(86,591)
Comprehensive income									$244,751
Purchase of treasury stock (31,982 shares)						(268,590)		(268,590)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(26,612)		86,403			59,791
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2009	3,306,250	33,063	13,694,394	11,837,420	(1,036,840)	(1,251,735)	568,657	23,844,959

Net income				3,163,795				3,163,795	$3,163,795
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $2,752							5,341	5,341	5,341
Comprehensive income									$3,169,136
Purchase of treasury stock (1,982 shares)						(10,406)		(10,406)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(35,857)		86,403			50,546
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561

				2010	2009
Components of other comprehensive income (loss):
Changes in net unrealized gain on investment securities available for sale				$199,259	$234,094
Realized gains included in net income, net of taxes of $99,897 and $165,201, respectively				(193,918)	(320,685)
Total				$5,341	$(86,591)

See accompanying notes to the consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$3,163,795	$331,342
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for (recovery of) loan losses	(115,408)	252,489
Depreciation, amortization, and accretion	484,976	256,772
Decrease (increase) in prepaid federal deposit insurance premium	280,996	(1,019,486)
Investment securities gains, net	(293,815)	(485,886)
Proceeds from sale of loans	17,117,989	24,872,007
Net gain on sale of loans	(365,945)	(287,641)
Loans originated for sale	(16,752,044)	(24,584,366)
Earnings on bank-owned life insurance	(87,042)	(116,867)
Deferred federal income taxes	1,543,642	(137,322)
Increase in accrued interest receivable	(142,887)	(48,382)
Increase (decrease) in accrued interest payable	39,887	(220)
Compensation expense for stock options, ESOP, and restricted stock	255,872	265,117
Net gain on acquisition	(4,600,480)	-
Other, net	41,284	278,295
Net cash provided by (used for) operating activities	570,820	(424,148)

INVESTING ACTIVITIES
Investment securities available for sale
Proceeds from sales	6,483,428	9,786,536
Proceeds from principal repayments and maturities	12,929,518	13,863,947
Purchases	(9,251,651)	(29,924,517)
Investment securities held to maturity
Proceeds from principal repayments and maturities	4,183,761	-
Purchases	(16,716,427)	-
Decrease in loans receivable, net	14,055,313	17,380,558
Loans purchased	-	(3,979,689)
Purchase of Federal Home Loan Bank stock	(54,600)	-
Redemptions of Federal Home Loan Bank stock	116,700	-
Purchase of premises and equipment	(104,598)	(86,991)
Net cash received from acquisition	46,776,710	-
Net cash provided by investing activities	58,418,154	7,039,844

FINANCING ACTIVITIES
Decrease in deposits, net	(15,078,108)	(379,160)
Net decrease in FHLB advances - short-term	-	(4,000,000)
Repayment of FHLB advances - long-term	(2,047,331)	(1,079,825)
Proceeds of FHLB advances - long-term	4,000,000	3,000,000
Purchase of treasury stock	(10,406)	(268,590)
Decrease in advances by borrowers for taxes and insurance, net	(275,110)	(132,533)
Net cash used for financing activities	(13,410,955)	(2,860,108)

Increase in cash and cash equivalents	45,578,019	3,755,588

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,426,530	4,670,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,004,549	$8,426,530

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,635,080	$5,000,454
Income taxes	90,000	93,569

Acquisitions (for more information, refer to Note 3 FDIC - Assisted Acquisition)
Non-cash assets acquired at fair value	$48,453,027	$-
Liabilities assumed at fair value	(90,629,257)	-
Net liabilities assumed	$(42,176,230)	$-

Net cash and cash equivalents acquired	$46,776,710	$-

Net gain recorded on acquisition	$4,600,480	$-

See accompanying notes to the consolidated financial statements

POLONIA BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. The Bank is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, Polonia Bank Mutual Holding Company (“PBMHC”), a Delaware investment company, and Community Abstract Agency, LLC (“CAA”). CAA provides title insurance on loans secured by real estate. All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

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

The Company is a member of the Federal Home Loan Bank System and holds stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh in an amount not less than 70 basis points of the outstanding unused FHLB borrowing capacity and one-twentieth of its outstanding FHLB borrowings, as calculated throughout the year. This equity security is accounted for at cost and classified separately on the Consolidated Balance Sheet. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Pittsburgh has reported profits for 2009, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2010 or 2009.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding less the allowance for loan losses and net of deferred loan origination fees and costs. Interest on loans is recognized as income when earned on the accrual method.

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

Covered Loans

Loans comprise the majority of the assets acquired in the Company’s FDIC-assisted acquisition during 2010. All such acquired loans, excluding $1.2 million of acquired consumer loans, are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on those loans (“covered loans”).

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Covered Loans (Continued)

Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. In determining the acquisition date fair values of purchased loans, the Company calculates a non-accretable difference (the credit component of the purchased loans fair value adjustment) and an accretable difference (the yield component of the purchased loans fair value adjustment).

The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans.

FDIC Indemnification Asset

In connection with the Company’s FDIC-assisted acquisition, the Company has recorded an FDIC indemnification asset to reflect the loss-share arrangement provided by the FDIC. Since the indemnified items are covered loans, which are measured at fair value at the date of acquisition, the FDIC indemnification asset is also measured at fair value at the date of acquisition, and is calculated by discounting the cash flows expected to be received from the FDIC.

The FDIC indemnification asset is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. The fair value of the FDIC indemnification asset is estimated using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. The Company will review and update the fair value of the asset prospectively as loss estimates related to covered loans change. Subsequent decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC indemnification asset for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC indemnification asset, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.

The ultimate realization of the FDIC indemnification asset depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC Indemnification Asset (Continued)

Pursuant to the clawback provisions of the loss share agreement for the Company’s FDIC-assisted acquisition, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the loss share agreement. The amount of the clawback provision for the acquisition is included in the FDIC indemnification asset in the accompanying Consolidated Balance Sheet and is measured at fair value at the date of acquisition. It is calculated as the difference between management’s estimated losses on covered loans and the loss threshold contained in the loss share agreement, multiplied by the applicable clawback provisions contained in the loss share agreement. This clawback amount which is payable to the FDIC upon termination of the applicable loss share agreement is discounted back to net present value. To the extent that actual losses on covered loans are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses that is charged to operations. The provision is based on management’s evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Multi-family and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger multi-family and commercial real estate loans which are 90 days or more past due are selected for impairment testing. These loans are analyzed to determine whether they are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All multi-family and commercial real estate loans that are delinquent 90 days and residential mortgage loans that are 120 days delinquent and are placed on nonaccrual status are classified on an individual basis. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) one-to-four family real estate loans; (ii) multi-family and commercial real estate loans; (iii) home equity loans; (iv) home equity lines of credit; and (v) education and other loans. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the total factor to be applied to nonclassified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight- line method over the useful lives of the related assets, which range from 3 to 20 years for furniture, fixtures, and equipment and 40 years for buildings. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statement of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

Mortgage Servicing Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains servicing rights for most of these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. MSRs are a component of other assets on the Consolidated Balance Sheet.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. During each of the years ended December 31, 2010 and 2009, the Bank recorded $89,593 in expense related to share-based awards. As of December 31, 2010, there was approximately $149,286 of unrecognized cost related to unvested share-based awards granted. That cost is expected to be recognized over the next two years. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position.

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

Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment is effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010, or later and did not have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. (See Note 6.) The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and did not have a significant impact on the Company’s financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010, and did not have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public- entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010- 20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance is not expected to have a significant impact on the entity’s financial statements.

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

	2010	2009
Weighted-average common shares outstanding	3,306,250	3,306,250
Average unearned nonvested shares	(26,170)	(38,482)
Average unallocated shares held by ESOP	(99,010)	(107,650)
Average treasury stock shares	(147,862)	(144,318)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,033,208	3,015,800

Options to purchase 153,903 shares of common stock for each of the years ended December 31, 2010 and 2009, as well as 20,520 and 32,832 shares of restricted stock as of December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	FDIC-ASSISTED ACQUISITION

On December 10, 2010, the Bank acquired certain assets and assumed certain liabilities of Earthstar Bank ("Earthstar") from the FDIC, as Receiver of Earthstar. Earthstar operated four community banking branches within Bucks and Philadelphia counties. The Bank's bid to purchase Earthstar included the purchase of certain Earthstar assets in exchange for assuming certain Earthstar deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $30.5 million ($30.8 million less a settlement of approximately $324,000), resulting in a pre-tax gain of $4.6 million. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss sharing agreements includes clawback provisions should losses not meet the specified thresholds and other conditions not be met. As a result of the loss sharing agreement with the FDIC, the Bank recorded an indemnification asset, net of estimated clawback provisions, of $5.4 million at the time of acquisition (for additional information, refer to the accounting policy "FDIC Indemnification Asset".) As of December 31, 2010, the Company has not submitted any cumulative net losses for reimbursement to the FDIC under the loss-sharing agreements.

The acquisition of Earthstar was accounted for under the acquisition method of accounting. A summary of net assets acquired and liabilities assumed is presented in the following table. The purchased assets and assumed liabilities were recorded at the acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

3.	FDIC-ASSISTED ACQUISITION (Continued)

	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by the Company
Assets:
Cash and due from banks	$16,300,282	$-	$16,300,282
Investment securities	8,187,478	-	8,187,478
Loans receivable not covered by FDIC loss share	1,609,117	(339,000)	1,270,117
Loans receivable covered by FDIC loss share	40,515,228	(7,292,213)	33,223,015
FDIC indemnifiation asset	-	5,397,192	5,397,192
Other assets	375,225	-	375,225
Total assets acquired	66,987,330	(2,234,021)	64,753,309

Liabilities:
Deposits	90,411,176	165,499	90,576,675
Other liabilities	52,582	-	52,582
Total liabilites assumed	$90,463,758	$165,499	$90,629,257

Cash received on acquisition			$30,476,428

Gain on acquisition			$4,600,480

Results of operations for Earthstar prior to the acquisition date are not included in the Consolidated Statement of Income for the year ended December 31, 2010. Due to the significant amount of fair value adjustments, and the protection resulting from the FDIC loss sharing agreements, historical results of Earthstar are not relevant to the Company's results of operations. Therefore, no pro forma information is presented.

U.S. generally accepted accounting principles prohibits carrying over an allowance for loan losses for impaired loans purchased in the Earthstar FDIC-assisted acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Earthstar acquisition was $3.3 million and the estimated fair value of the loans was $1.6 million. Total contractually required payments on these loans, including interest, at the acquisition date was $4.4 million. However, the Company's preliminary estimate of expected cash flows was $1.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $2.7 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $114,448 on the acquisition date relating to these impaired loans.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Earthstar acquisition:

2010

Unpaid principal balance	$3,337,356
Interest	1,082,028
Contractual cash flows	4,419,384
Non-accretable discount	(2,657,833)
Expected cash flows	1,761,551
Accretable discount	(114,448)
Estimated fair value	$1,647,103

3.	FDIC-ASSISTED ACQUISITION (Continued)

On the acquisition date, the preliminary estimate of the unpaid principal balance for all other loans acquired in the acquisition was $38.8 million and the estimated fair value of these loans was $32.8 million. The difference between unpaid principal balance and fair value of these loans which will be recognized in income on a level yield basis over the life of the loans, generally representing periods up to sixty months.

4.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obligations - government-sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263
Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed securities	$26,127,630	$165,083	$(217,571)	$26,075,142

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$13,162,586	$557,138	$-	$13,719,724
Freddie Mac	2,763,475	142,253	-	2,905,728
Government National Mortgage Association	1,339,327	107,672	-	1,446,999
Collateralized mortgage obligations - government-sponsored entities	85,639	4,873	(3,558)	86,954
Total mortgage-backed securities	17,351,027	811,936	(3,558)	18,159,405
Corporate securities	12,370,458	156,124	(101,900)	12,424,682
Total debt securities	29,721,485	968,060	(105,458)	30,584,087
Equity securities - financial services	18,500	-	(1,000)	17,500
Total	$29,739,985	$968,060	$(106,458)	$30,601,587
Held to Maturity
Fannie Mae mortgage-backed securities	$13,780,267	$-	$(139,292)	$13,640,975

4.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortage backed securities:
Fannie Mae	$10,974,673	$(213,520)	$-	$-	$10,974,673	$(213,520)
Freddie Mac	3,512,331	(4,051)	-	-	3,512,331	(4,051)
Collateralized mortgage obligations - government-sponsored entities	3,500,603	(14,718)	7,712	(1,693)	3,508,315	(16,411)
Total mortgage-backed securities	17,987,607	(232,289)	7,712	(1,693)	17,995,319	(233,982)
Corporate securities	874,765	(869)	-	-	874,765	(869)
Equity securities - financial services	9,100	(9,400)	-	-	9,100	(9,400)

Total	$18,871,472	$(242,558)	$7,712	$(1,693)	$18,879,184	$(244,251)

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortage backed securities:
Fannie Mae	$13,640,975	$(139,292)	$-	$-	$13,640,975	$(139,292)
Collateralized mortgage obligations - government-sponsored entities	-	-	7,790	(3,558)	7,790	(3,558)
Total mortgage-backed securities	13,640,975	(139,292)	7,790	(3,558)	13,648,765	(142,850)
Corporate securities	5,898,100	(101,900)	-	-	5,898,100	(101,900)
Equity securities - financial services	17,500	(1,000)	-	-	17,500	(1,000)

Total	$19,556,575	$(242,192)	$7,790	$(3,558)	$19,564,365	$(245,750)

The Company reviews its position quarterly and has asserted that at December 31, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were eight and seven positions that were temporarily impaired at December 31, 2010 and 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or Company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.	INVESTMENT SECURITIES (Continued)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$192	$192	$-	$-
Due after one year through five years	10,331,092	10,609,445	-	-
Due after five years through ten years	5,766,949	6,024,761	12,798,259	12,936,778
Due after ten years	10,363,835	10,706,765	13,329,371	13,138,364
Total	$26,462,068	$27,341,163	$26,127,630	$26,075,142

For the year ended December 31, 2010, the Company realized gross gains of $293,815 and proceeds from the sale of investment securities of $6,483,428. For the year ended December 31, 2009, the Company realized gross gains of $485,886 and proceeds from the sale of investment securities of $9,786,536.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2010	2009
Mortgage loans:
One-to-four family	$119,085,014	$131,570,796
Multi-family and commercial	10,272,043	10,214,036
	129,357,057	141,784,832
Home equity loans	2,918,492	3,372,071
Home equity lines of credit ("HELOCs")	2,023,561	3,036,690
Education loans	3,178,622	3,281,029
Other consumer loans	29,062	32,390
Non-covered loans purchased	1,270,117	-
Covered loans	32,808,086	-
	171,584,997	151,507,012
Less:
Net deferred loan fees	277,627	214,741
Allowance for loan losses	833,984	1,115,141
Total	$170,473,386	$150,177,130

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2010 and 2009, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $23,763,341 and $13,559,584 at December 31, 2010 and 2009, respectively.

5.	LOANS RECEIVABLE (Continued)

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the year ended December 31, 2010, is as follows:

		Amounts
2009	Additions	Collected	2010

$2,038,928	$944,134	$223,653	$2,759,409

6.	ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one-to-four family mortgage loans, multi-family and commercial mortgage loans, home equity loans, home equity lines of credit, and education and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	Year Ended December 31,
	2010	2009
Balance, January 1	$1,115,141	$857,702
Add:
Provision (recovery) for loan losses	(115,408)	252,489
Loan recoveries	4,357	4,950
	1,004,090	1,115,141
Less:
Charge-offs	170,106	-

Balance, December 31	$833,984	$1,115,141

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $833,984 adequate to cover loan losses inherent in the loan portfolio, at December 31, 2010. Covered loans are excluded from the analysis of the allowance for loan loss, as they are accounted for separately. Accordingly, no allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporate assumptions regarding credit risk. The following table presents by portfolio segment the recorded investment in loans for the year ended December 31:

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

	2010
	One-to-	Multi-family and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984
Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the year ended December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are three sub-grades within the pass category to further distinguish the loan.

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31, 2010:

Multi-Family
and Commercial
Real Estate
Pass	$7,475,825
Special Mention	2,775,251
Substandard	20,967
Doubtful	-
Loss	-
Ending Balance	$10,272,043

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2010:

				Education	Non-Covered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$118,335,481	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	749,533	-	46,649	215,121	11,209
Total	$119,085,014	$2,918,492	$2,023,561	$3,207,684	$1,270,117

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

Following is a table which includes an aging analysis of the recorded investment of past due loans.

	2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-Four Family Real Estate	$389,875	$741,652	$749,533	$1,881,060	$117,203,954	$119,085,014	$-
Multi-family and Commercial Real Estate	20,967	-	-	20,967	10,251,076	10,272,043	-
Home Equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and Other Consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Non-covered loans purchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$480,370	$767,805	$1,022,512	$2,270,687	$136,506,224	$138,776,911	$-

Nonaccrual Loans

Multi-family and commercial loans are considered for nonaccrual status upon 90 days delinquency and, one-to-four family loans are considered for nonaccrual status after 120 days. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of December 31, 2010. The balances are presented by class of loans.

2010
One-to-four family mortgage	$749,533
HELOCs	46,649
Education and other consumer	215,121
Non-covered loans purchased	11,209
Total	$1,022,512

The Company had nonaccrual loans of $1,022,512 and $2,741,967 at December 31, 2010 and 2009, respectively. Interest income on loans would have increased by approximately $48,193 and $86,069 during 2010 and 2009, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due to be impaired. At December 31, 2010 and 2009, there were no loans considered to be impaired.

7.	COVERED LOANS

At December 31, 2010, the Company had $32.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to the purchase accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

7.	COVERED LOANS (Continued)

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with deteriorated credit quality was $1.7 million at December 31, 2010. There were no material increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the "acquisition date") and December 31, 2010. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition was $31.5 million at December 31, 2010. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.

The components of covered loans by portfolio class as of December 31, 2010 were as follows:

December 31,
2010
Mortgage loans:
One-to-four family	$18,771,142
Multi-family and commercial	12,783,952
31,555,094
Commercial	1,252,992
Total Loans	$32,808,086

The following table shows the breakdown of covered loans that are current, past due, non-accrual, and loans past due greater than 90 days and still accruing as of December 31, 2010.

	2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Mortgage loans:
One-to-four family	$2,056,663	$123,007	$206,035	$2,385,705	$16,385,437	$18,771,142	$-
Multi-family and commercial	145,487	-	178,512	323,999	12,459,953	12,783,952	-
Commercial	-	-	595,768	595,768	657,224	1,252,992	-
Total	$2,202,150	$123,007	$980,315	$3,305,472	$29,502,614	$32,808,086	$-

The following table presents covered loans that currently are not accruing interest as of December 31, 2010.

As of
December 31, 2010
Mortgage loans:
One-to-four family	$305,466
Multi-family and commercial	178,512
Commercial	595,768
$1,079,746

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2010	2009
Land	$55,000	$55,000
Buildings	6,968,562	6,968,562
Furniture, fixtures, and equipment	2,373,945	2,320,162
	9,397,507	9,343,724
Less accumulated depreciation	4,826,329	4,583,044
Total	$4,571,178	$4,760,680

Depreciation expense amounted to $294,100 and $292,597 for the years ended December 31, 2010 and 2009, respectively.

9.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2010		2009
	Amount	%	Amount	%
Non-interest-bearing demand	$8,806,067	3.68%	$5,649,802	3.44%
NOW accounts	14,767,387	6.16	11,118,180	6.77
Money market deposit	56,768,776	23.70	32,859,511	20.01
Savings	29,523,229	12.32	29,088,102	17.71
	109,865,459	45.86	78,715,595	47.93
Time deposits:
0.01 - 0.99%	15,470,915	6.45	-	-
1.00 - 1.99%	71,933,905	30.00	32,382,963	19.72
2.00 - 3.99%	21,859,336	9.12	26,128,457	15.91
4.00 - 5.99%	20,576,197	8.57	26,980,230	16.44
	129,840,353	54.14	85,491,650	52.07

Total	$239,705,812	100.00%	$164,207,245	100.00%

The scheduled maturities of time deposits are as follows:

December 31, 2010
2011	$91,850,547
2012	13,548,290
2013	6,151,673
2014	1,597,679
2015	16,692,164

Total	$129,840,353

Time deposits include those in denominations of $100,000 or more. Such deposits aggregated $40,387,644 and $22,206,002 at December 31, 2010 and 2009, respectively.

9.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2010, are as follows:

December 31, 2010

Within three months	$12,357,408
Three through six months	5,848,364
Six through twelve months	12,055,311
Over twelve months	10,126,561

Total	$40,387,644

Interest expense by deposit category is as follows:

	Year ended December 31,
	2010	2009

NOW accounts	$73,902	$76,736
Money market deposit	353,057	581,998
Savings	148,812	237,084
Time deposits	2,257,434	3,313,258

Total	$2,833,205	$4,209,076

10.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated interest
	Maturity range		average	rate range		At December 31,
Description	from	to	interest rate	from	to	2010	2009

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed-rate	02/06/13	02/06/13	3.58%	3.58%	3.58%	1,500,000	1,500,000
Fixed-rate amortizing	12/26/12	12/26/12	3.87%	3.87%	3.87%	1,160,193	1,707,524
Mid-term repo fixed	02/07/11	01/11/13	1.97%	1.41%	3.15%	8,766,000	6,266,000

	Total					$28,426,193	$26,473,524

Payments of FHLB borrowings are summarized as follows:

Year Ending		Weighted-
December 31,	Amount	Average Rate

2011	$2,334,891	3.21%
2012	5,591,302	1.80%
2013	3,500,000	2.73%
2018	17,000,000	3.08%
Total	$28,426,193	2.80%

10.	FHLB ADVANCES – LONG-TERM (Continued)

As of December 31, 2010, the Company had one fixed-rate amortizing borrowings with the FHLB, which was originated in December 2002. The fixed-rate amortizing borrowing requires aggregate monthly payments of principal and interest of $50,314 for the remaining borrowing through December 2012. The Company also has three convertible select borrowings, five mid-term repo-fixed borrowings, and one fixed-rate borrowing. These borrowings were originated in 2008, 2009, and 2010 and mature from February 2011 through August 2018. All borrowings acquired in 2008, 2009, and 2010 require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. In addition, the Company has a maximum borrowing capacity of $110.8 million with the FHLB at December 31, 2010.

11.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2010	2009

Current tax expense	$42,393	$145,746
Deferred taxes	1,543,641	(137,322)

Total	$1,586,034	$8,424

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$283,231	$350,897
Deferred loan fees	55	112
Deferred compensation	1,060,020	1,010,510
Investment securities impairment	163,710	163,710
Deferred health care	69,913	69,062
State net operating loss carryforward	196,662	177,765
Capital loss carryforwards	75,359	181,282
Premises and equipment	79,684	85,203
Charitable contribution carryforward	44,323	31,114
Goodwill	269,843	-
Other	107,126	45,109
Total gross deferred tax assets	2,349,926	2,114,764
Valuation allowance	(316,344)	(390,160)
Total net deferred tax assets	2,033,582	1,724,604

Deferred tax liabilities:
Prepaid insurance	61,907	44,333
Deferred gain on FDIC-assisted acquisition	1,835,045	-
Net unrealized gain on securities	295,696	292,945
Total gross deferred tax liabilities	2,192,648	337,278

Net deferred tax assets (liabilities)	$(159,066)	$1,387,326

11.	INCOME TAXES (Continued)

The valuation allowance as of December 31, 2010 and 2009, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from three years to five years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consists of the Pennsylvania Mutual thrift tax loss carryforward, capital loss carryforward, and the charitable contribution carryforward.

The Company has been in a cumulative loss position for the past several years; however, the losses have been declining in a manner consistent with the current business plan. The Company has recorded taxable income in 2009 and 2008, and expects to record taxable income for 2010. The Company has projected that it will continue to be in a taxable position resulting from implementation of the business plan. Based upon the long-term nature of the remaining deferred tax assets, it was determined that the Company would likely be in a taxable position to allow for the utilization of the remaining deferred tax assets and that a valuation allowance on those deferred tax assets was not appropriate.

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2010		2009
		% of		% of
	Amount	Pretax Income	Amount	Pretax Income
Provision at statutory rate	$1,614,942	34.0%	$115,521	34.0%
Tax-exempt income	(29,594)	(0.6)	(39,735)	(11.7)
Valuation allowance	(92,713)	(2.0)	(110,456)	(32.5)
Other, net	93,399	2.0	43,094	12.7
Actual tax expense and effective rate	$1,586,034	33.4%	$8,424	2.5%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

At December 31, 2010, the Bank has an available capital loss carryforward of approximately $533,181 that will expire in 2011.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The off-balance sheet commitments consisted of the following:

	December 31,
	2010	2009

Commitments to extend credit	$3,963,600	$1,362,650
Unused lines of credit	9,602,562	663,304
Letters of Credit	36,091	155,978

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 3.875 percent to 7.25 percent. The commitments outstanding at December 31, 2010, contractually mature in less than one year.

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

13.	EMPLOYEE BENEFITS

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. Pension expense for the profit sharing portion of the Plan was $49,555 and $49,228 for the years ended December 31, 2010 and 2009, respectively.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $186,529 and $182,173 for the years ended December 31, 2010 and 2009, respectively.

13.	EMPLOYEE BENEFITS (Continued)

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $50,546 and $59,791 for the years ended December 31, 2010 and 2009, respectively.

The following table presents the components of the ESOP shares:

	2010	2009
Allocated shares	34,562	25,921
Unreleased shares	95,043	103,684
Total ESOP shares	129,605	129,605
Fair value of unreleased shares	$522,736	$725,788

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

13.	EMPLOYEE BENEFITS (Continued)

Restricted Stock Plan

In connection with the Equity Incentive Plan, the Company awarded 64,800 shares of restricted stock to directors and officers of the Company on August 21, 2007. These shares vest over a five-year period ending in 2012. Compensation expense related to the vesting of shares was $115,733 for each of the years ended December 31, 2010 and 2009.

		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Nonvested at December 31, 2009	36,936	$9.40
Granted	-	-
Vested	12,312	9.40
Forfeited	-	-

Nonvested at December 31, 2010	24,624	$9.40

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

The following table is a summary of the Company’s stock option activity and related information for its option plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2010	Price	Term (in years)	Value
Outstanding, beginning	153,903	$9.40	7.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, ending	153,903	$9.40	6.64	-
Vested and exercisable at year-end	92,342	$9.40	6.64	-

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2010:

		Weighted-
		average
	Number of	Grant Date
	Stock Options	Fair Value
Nonvested at December 31, 2009	92,342	$9.40
Granted	-	-
Vested	(30,781)	9.40
Forfeited	-	-

Nonvested at December 31, 2010	61,561	$9.40

13.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $10,938,081. The cash surrender value of these policies totaled $4,140,267 and $4,053,225 at December 31, 2010 and 2009, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2010, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2010 and 2009, $1,520,087 and $1,485,552, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $516,830 and $505,088, respectively, are recognized in the financial statements.

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

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2010	2009
Components of net periodic benefit cost:
Service cost	$55,970	$62,472
Interest cost	92,847	90,284
Net periodic benefit cost	$148,817	$152,756

14.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances at December 31, 2010, was $25,000.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2010, the Bank met all capital adequacy requirements to which they are subject.

14.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

As of December 31, 2010 and 2009, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total Risk-based, Tier I Risk-based, Core capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under accounting principles generally accepted in the United States of America to regulatory capital.

	December 31,
	2010	2009

Total stockholders' equity	$27,171,088	$20,869,520
Accumulated other comprehensive income	(573,998)	(568,657)

Tier I, core, and tangible capital	26,597,090	20,300,863

Allowance for loan losses	833,984	1,115,141

Total risk-based capital	$27,431,074	$21,416,004

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)

Actual	$27,431,074	18.18%	$21,416,004	19.78%
For Capital Adequacy Purposes	12,073,520	8.00	8,663,360	8.00
To Be Well Capitalized	15,091,900	10.00	10,829,200	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$26,597,090	17.62%	$20,300,863	18.75%
For Capital Adequacy Purposes	6,036,760	4.00	4,331,680	4.00
To Be Well Capitalized	9,055,140	6.00	6,497,520	6.00

Core Capital
(to Adjusted Assets)

Actual	$26,597,090	8.92%	$20,300,863	9.34%
For Capital Adequacy Purposes	11,924,772	4.00	8,695,776	4.00
To Be Well Capitalized	14,905,965	5.00	10,869,720	5.00

Tangible Capital
(to Adjusted Assets)

Actual	$26,597,090	8.92%	$20,300,863	9.34%
For Capital Adequacy Purposes	5,962,386	1.50	4,347,888	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

14.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

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

15.	FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2010 and 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Investment securities
available for sale:
Mortgage-backed securities	$-	$16,539,264	$-	$16,539,264
Corporate securities	-	10,801,899	-	10,801,899
Equity securities -
financial services	-	9,100	-	9,100
	$-	$27,350,263	$-	$27,350,263

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Investment securities
available for sale:
Mortgage-backed securities	$-	$18,159,405	$-	$18,159,405
Corporate securities	-	12,424,682	-	12,424,682
Equity securities -
financial services	-	17,500	-	17,500
	$-	$30,601,587	$-	$30,601,587

16.	FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$54,004,549	$54,004,549	$8,426,530	$8,426,530
Investment securities
Available for sale	27,350,263	27,350,263	30,601,587	30,601,587
Held to maturity	26,127,630	26,075,142	13,780,267	13,640,975
Net loans receivable	170,473,386	178,676,219	150,177,130	156,195,753
Accrued interest receivable	1,073,223	1,073,223	930,336	930,336
FDIC indemnification asset	5,397,192	5,397,192	-	-
Federal Home Loan Bank stock	3,465,600	3,465,600	2,279,200	2,279,200
Bank-owned life insurance	4,140,267	4,140,267	4,053,225	4,053,225

Financial liabilities:
Deposits	$239,705,812	$241,401,576	$164,207,245	$166,885,243
FHLB advances - long-term	28,426,193	29,900,092	26,473,524	27,365,487
Advances by borrowers
for taxes and insurance	1,005,753	1,005,753	1,280,863	1,280,863
Accrued interest payable	103,534	103,534	63,647	63,647

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

16.	FAIR VALUE DISCLOSURE (Continued)

Net Loans Receivable

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Acquired loans are recorded at fair value on the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans.

FDIC Indemnification Asset

The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Deposits and FHLB Advances

The fair values of certificates of deposit and FHLB advances are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 12.

17.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2010	2009
ASSETS
Cash	$178,520	$3,170,220
Loans receivable	950,437	1,036,840
Investment in subsidiary	26,220,651	19,832,680
Other assets	119,237	120,719

TOTAL ASSETS	$27,468,845	$24,160,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$209,284	$315,500
Stockholders' equity	27,259,561	23,844,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,468,845	$24,160,459

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009
INCOME
ESOP loan interest income	$94,149	$98,668
Investment income	35,151	62,995
Total income	129,300	161,663

EXPENSES	211,387	211,469

Loss before income tax expense	(82,087)	(49,806)
Income tax expense	346	21,396

Loss before equity in undistributed
earnings of subsidiary	(82,433)	(71,202)
Equity in undistributed earnings of subsidiary	3,246,228	402,544

NET INCOME	$3,163,795	$331,342

17.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$3,163,795	$331,342
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(3,246,228)	(402,544)
Stock compensation expense	255,872	265,117
Other, net	(104,733)	(118,935)
Net cash provided by operating activities	68,706	74,980

INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	(3,050,000)	-
Net cash used for investing activities	(3,050,000)	-

FINANCING ACTIVITIES
Purchase of treasury stock	(10,406)	(268,590)
Net cash used for financing activities	(10,406)	(268,590)

Decrease in cash	(2,991,700)	(193,610)

CASH AT BEGINNING OF PERIOD	3,170,220	3,363,830

CASH AT END OF PERIOD	$178,520	$3,170,220

18.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total interest income	$2,571,912	$2,487,226	$2,352,631	$2,432,677
Total interest expense	954,217	923,558	898,598	898,594

Net interest income	1,617,695	1,563,668	1,454,033	1,534,083
Provision for loan losses	(134,484)	(77,650)	(62,736)	159,462

Net interest income after
provision for loan losses	1,752,179	1,641,318	1,516,769	1,374,621

Total noninterest income	487,679	459,377	300,277	4,863,105
Total noninterest expense	2,067,499	1,953,180	1,719,813	1,905,004

Income before income taxes	172,359	147,515	97,233	4,332,722
Income taxes (benefit)	(43,623)	48,103	36,514	1,545,040

Net income	$215,982	$99,412	$60,719	$2,787,682

Per share data:
Net income
Basic and diluted	$0.07	$0.03	$0.02	$0.92
Average shares outstanding
Basic and diluted	3,025,995	3,030,173	3,033,579	3,036,537

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total interest income	$2,752,754	$2,696,094	$2,656,452	$2,602,193
Total interest expense	1,340,048	1,288,966	1,217,880	1,153,340

Net interest income	1,412,706	1,407,128	1,438,572	1,448,853
Provision for loan losses	105,328	113,712	80,304	(46,855)

Net interest income after
provision for loan losses	1,307,378	1,293,416	1,358,268	1,495,708

Total noninterest income	205,719	244,271	233,485	760,420
Total noninterest expense	1,666,295	1,626,810	1,551,849	1,713,945

Income (loss) before income taxes	(153,198)	(89,123)	39,904	542,183
Income taxes (benefit)	(38,368)	(44,495)	15,421	75,866

Net income (loss)	$(114,830)	$(44,628)	$24,483	$466,317

Per share data:
Net income (loss)
Basic and diluted	$(0.04)	$(0.01)	$0.01	$0.15
Average shares outstanding
Basic and diluted	3,013,469	3,011,203	3,014,501	3,017,567