Form 10-Q
period 2011-03-31
Polonia Bancorp
filed 2011-05-16
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐                           No ☒

As of May 16, 2011, there were 3,157,096 shares of the registrant’s common stock outstanding.

	POLONIA BANCORP
	Table of Contents

		Page
		No.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (Unaudited)	2

	Consolidated Statements of Income for the Three Months Ended March 31, 2011 and
	2010 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended
	March 31, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010
	(Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	[Removed and Reserved]	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

	Signatures	35

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$2,446,219	$2,426,126
Interest-bearing deposits with other institutions	5,586,937	51,578,423
Cash and cash equivalents	8,033,156	54,004,549

Investment securities available for sale	25,693,806	27,350,263
Investment securities held to maturity (fair value $53,177,056 and $26,075,142)	53,515,771	26,127,630
Loans receivable (net of allowance for loan losses of $1,146,354 and $833,984)	139,802,959	137,665,300
Covered loans	31,734,525	32,808,086
Accrued interest receivable	1,099,970	1,073,223
Federal Home Loan Bank stock	3,292,300	3,465,600
Premises and equipment, net	4,563,200	4,571,178
Bank-owned life insurance	4,157,636	4,140,267
FDIC indemnification asset	5,408,461	5,397,192
Other assets	1,846,101	2,225,661
TOTAL ASSETS	$279,147,885	$298,828,949

LIABILITIES
Deposits	$217,311,776	$239,705,812
FHLB advances - short-term	5,000,000	-
FHLB advances - long-term	26,520,025	28,426,193
Advances by borrowers for taxes and insurance	717,901	1,005,753
Accrued interest payable	100,775	103,534
Other liabilities	2,109,465	2,328,096
TOTAL LIABILITIES	251,759,942	271,569,388

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,906,424	13,863,863
Retained earnings	15,053,682	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (92,905 and 95,043 shares)	(929,056)	(950,437)
Treasury Stock (149,154 shares)	(1,262,141)	(1,262,141)
Accumulated other comprehensive income	585,971	573,998
TOTAL STOCKHOLDERS' EQUITY	27,387,943	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,147,885	$298,828,949

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,614,838	$2,111,854
Investment securities	569,496	459,317
Other interest and dividend income	3,526	741
Total interest and dividend income	3,187,860	2,571,912

INTEREST EXPENSE
Deposits	673,327	741,342
FHLB advances - short-term	3,302	-
FHLB advances - long-term	190,744	205,865
Advances by borrowers for taxes and insurance	5,746	7,010
Total interest expense	873,119	954,217

NET INTEREST INCOME BEFORE PROVISION (RECOVERY) FOR LOAN LOSSES	2,314,741	1,617,695
Provision (recovery) for loan losses	309,481	(134,484)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	2,005,260	1,752,179

NONINTEREST INCOME
Service fees on deposit accounts	29,570	18,715
Earnings on bank-owned life insurance	17,369	24,384
Investment securities gains, net	-	293,815
Gain on sale of loans, net	-	26,074
Rental income	72,790	72,716
Accretion of FDIC indemnification asset	11,269	-
Other	38,201	51,975
Total noninterest income	169,199	487,679

NONINTEREST EXPENSE
Compensation and employee benefits	1,100,519	871,298
Occupancy and equipment	353,189	264,123
Federal deposit insurance premiums	92,391	149,236
Data processing expense	151,224	68,264
Professional fees	94,014	92,766
Other	304,605	621,812
Total noninterest expense	2,095,942	2,067,499

Income before income tax expense (benefit)	78,516	172,359
Income tax expense (benefit)	26,049	(43,623)

NET INCOME	$52,467	$215,982

EARNINGS PER SHARE	$0.02	$0.07

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Unallocated Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561

Net income				52,467				52,467	$52,467
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of tax expense of $6,168							11,973	11,973	11,973
Comprehensive income									$64,440
Stock options compensation expense			22,398					22,398
Allocation of unearned ESOP shares			(8,770)		21,381			12,611
Allocation of unearned restricted stock			28,933					28,933

Balance, March 31, 2011	3,306,250	$33,063	$13,906,424	$15,053,682	$(929,056)	$(1,262,141)	$585,971	$27,387,943

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$52,467	$215,982
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (recovery) for loan losses	309,481	(134,484)
Depreciation, amortization and accretion	151,587	97,744
Investment securities gains, net	-	(293,815)
Origination of loans held for sale	-	(992,081)
Proceeds from sale of loans	-	1,018,155
Net gain on sale of loans	-	(26,074)
Earnings on bank-owned life insurance	(17,369)	(24,384)
Deferred federal income taxes	(8,472)	(3,150)
Increase in accrued interest receivable	(26,747)	(56,237)
Increase (decrease) in accrued interest payable	(2,759)	28,888
Compensation expense for stock options, ESOP and restricted stock	63,942	65,536
Other, net	151,964	(184,002)
Net cash provided by (used for) operating activities	674,095	(287,922)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	6,483,428
Proceeds from principal repayments and maturities	1,627,609	4,337,091
Purchases	-	(6,326,438)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,579,639	-
Purchases	(29,016,481)	-
Increase (decrease) in loans receivable, net	(2,425,666)	664,520
Decrease in covered loans	1,073,561	-
Redemptions of Federal Home Loan Bank stock	173,300	-
Purchase of premises and equipment	(69,393)	(15,215)
Net cash (used for) provided by investing activites	(27,057,431)	5,143,386

FINANCING ACTIVITES
Decrease in deposits, net	(22,394,036)	(5,595,308)
Net increase in FHLB advances - short-term	5,000,000	-
Repayment of FHLB advances - long-term	(1,906,168)	(1,634,857)
Proceeds of FHLB advances - long-term	-	4,000,000
Decrease in advances by borrowers for taxes and insurance, net	(287,852)	(444,639)
Net cash used for financing activites	(19,588,056)	(3,674,804)
Increase (decrease) in cash and cash equivalents	(45,971,392)	1,180,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,033,157	$9,607,190

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$875,878	$925,329
Income taxes	-	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

             The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2010.

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

Recent Accounting and Regulatory Pronouncements

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended
	March 31,
	2011	2010
Net Income:	$52,467	$215,982

Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(149,154)	(147,172)
Less weighted average number of unearned ESOP shares	(93,629)	(102,269)
Less weighted average number of nonvested restricted stock awards	(18,502)	(30,814)
Weighted average shares outstanding basic	3,044,965	3,025,995
Weighted average shares outstanding diluted	3,044,965	3,025,995
Earnings per share:
Basic	$0.02	$0.07
Diluted	0.02	0.07

              Options to purchase 153,903 shares at $9.40 per share of common stock as of March 31, 2011 and 2010, as well as 17,442 shares and 29,754 shares of restricted stock as of March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	FDIC-Assisted Acquisition

             During 2010, the Company acquired certain assets and assumed certain liabilities of Earthstar Bank (“Earthstar”) in loss-share transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Under the loss-share agreements, the Company will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “non-covered loans purchased”).  See Note 3 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

4.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended
	March 31,
	2011	2010
Net income:	$52,467	$215,982
Other comprehensive income, net of tax
Changes in net unrealized gain on investment securities available
for sale, net of taxes of $6,168 and $41,017	11,973	79,621
Reclassification adjustment for realized gains on investment securities
included in net income, net of taxes of $0 and $(99,897)	-	(193,918)

Other comprehensive income (loss), net of tax	11,973	(114,297)

Comprehensive income	$64,440	$101,685

5.	Investment Securities

                The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$6,919,647	$402,192	$-	$7,321,839
Freddie Mac	1,013,761	56,650	-	1,070,411
Government National Mortgage
Association	1,020,462	124,397	-	1,144,859
Collateralized mortgage obilgations-
government sponsored entities	5,297,520	26,405	(36,149)	5,287,776
Total mortgage-backed
securities	14,251,390	609,644	(36,149)	14,824,885
Corporate securities	10,536,082	322,639	-	10,858,721
Total debt securities	24,787,472	932,283	(36,149)	25,683,606
Equity securities - financial services	18,500	-	(8,300)	10,200

Total	$24,805,972	$932,283	$(44,449)	$25,693,806

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$42,389,286	$143,687	$(452,221)	$42,080,752
Freddie Mac	11,126,485	27,325	(57,506)	11,096,304
Total mortgage-backed
securities	$53,515,771	$171,012	$(509,727)	$53,177,056

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage
Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obilgations-
government sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed
securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed
securities	$26,127,630	$165,083	$(217,571)	$26,075,142

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	March 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$24,579,338	$(452,221)	$-	$-	$24,579,338	$(452,221)
Freddie Mac	7,856,719	(57,506)	-	-	7,856,719	(57,506)
Collateralized mortgage obligations-
government sponsored entities	1,948,903	(34,329)	7,422	(1,820)	1,956,325	(36,149)
Total mortgage-backed
securities	34,384,960	(544,056)	7,422	(1,820)	34,392,382	(545,876)
Corporate securities			-	-
Equity securities	10,200	(8,300)	-	-	10,200	(8,300)

Total	$34,395,160	$(552,356)	$7,422	$(1,820)	$34,402,582	$(554,176)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,974,673	$(213,520)	$-	$-	$10,974,673	$(213,520)
Freddie Mac	3,512,331	(4,051)	-	-	3,512,331	(4,051)
Collateralized mortgage obligations-
government sponsored entities	3,500,603	(14,718)	7,712	(1,693)	3,508,315	(16,411)
Total mortgage-backed
securities	17,987,607	(232,289)	7,712	(1,693)	17,995,319	(233,982)
Corporate securities	874,765	(869)	-	-	874,765	(869)
Equity securities	9,100	(9,400)	-	-	9,100	(9,400)

Total	$18,871,472	$(242,558)	$7,712	$(1,693)	$18,879,184	$(244,251)

            The Company reviews its position quarterly and has determined that at March 31, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 23 positions that were temporarily impaired at March 31, 2011 and eight positions that were temporarily impaired at December 31, 2010. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes or company specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

           The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$129	$130	$-	$-
Due after one year through five years	10,430,817	10,762,967	-	-
Due after five years through ten years	5,010,433	5,255,790	17,077,137	17,078,571
Due after ten years	9,346,093	9,664,720	36,438,634	36,098,485

Total	$24,787,472	$25,683,606	$53,515,771	$53,177,056

For the period ending March 31, 2011, the Company realized no gross gains from the sale of investments securities as compared to realized gross gains of $293,815 and proceeds of $6,483,428 for the year ended December 31, 2010.

6.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2011	2010

Mortgage Loans:
One-to-four family	$122,528,589	$119,085,014
Multi-family and commercial	9,692,532	10,272,043
	132,221,121	129,357,057

Home equity loans	2,787,726	2,918,492
Home equity lines of credit ("HELOCs")	1,959,632	2,023,561
Education loans	3,063,542	3,178,622
Other consumer loans	28,640	29,062
Non-covered consumer loans purchased	1,148,839	1,270,117
Covered loans	31,734,525	32,808,086
	172,944,025	171,584,997
Less:
Net deferred loan fees	260,187	277,627
Allowance for loan losses	1,146,354	833,984

Total	$171,537,484	$170,473,386

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at March 31, 2011 and December 31, 2010 is dependent upon the local economic conditions.

7.	Covered Loans

At March 31, 2011, the Company had $31.7 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC).  Covered loans were recorded at fair value pursuant to the purchase accounting guidelines.  Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit –impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  The carrying value of covered loans acquired with deteriorated credit quality was $1.9 million at March 31, 2011.  There were no material increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and March 31, 2011.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

The carrying value of covered loans, not exhibiting evidence of credit impairment at March 31, 2011 was $29.8 million.  The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.

The components of covered loans by portfolio class as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$17,976,484	$18,771,142
Multi-family and commercial	12,642,235	12,783,952
	30,618,719	31,555,094
Commercial	1,115,806	1,252,992
Total Loans	$31,734,525	$32,808,086

The following table shows the breakdown of covered loans that are current, past due, non-accrual, and loans past due greater than 90 days and still accruing as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Mortgage loans:
One-to-four family	$733,942	$367,693	$739,785	$1,841,420	$16,135,064	$17,976,484	$-
Multi-family and commercial	93,823	5,106	258,956	357,885	12,284,350	12,642,235	-
Commercial	-	-	-	-	1,115,806	1,115,806	-
Total	$827,765	$372,799	$998,741	$2,199,305	$29,535,220	$31,734,525	$-

	At December 31, 2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Mortgage loans:
One-to-four family	$2,056,663	$123,007	$206,035	$2,385,705	$16,385,437	$18,771,142	$-
Multi-family and commercial	145,487	-	178,512	323,999	12,459,953	12,783,952	-
Commercial	-	-	595,768	595,768	657,224	1,252,992	-
Total	$2,202,150	$123,007	$980,315	$3,305,472	$29,502,614	$32,808,086	$-

The following table presents covered loans that currently are not accruing interest as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011	As of December 31, 2010
Mortgage loans:
One-to-four family	$739,785	$305,466
Multi-family and commercial	258,956	178,512
Commercial	-	595,768
	$998,741	$1,079,746

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2011.

March 31,
2011

Balance at beginning of period	$114,448
Accretion	(16,240)
Reclassifications and other	-
Balance at end of period	$98,208

In our FDIC-assisted transaction (see Note 3), the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. Due to the loss-share agreement with the FDIC, the Company recorded a receivable from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

8.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans, and consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2011, the qualitative factors were reviewed and remained unchanged.

Changes in the allowance for loan losses for the quarter ended March 31, 2011 and December 31, 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
Allowance at beginning of period	$834,984	$1,115,141
Provision (recovery) for loan losses	309,481	(134,484)
Charge-offs	-	-
Recoveries	2,889	1,350
Net charge-offs	2,889	1,350
Allowance at end of period	$1,146,354	$982,007

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $1,146,354 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2011. Included in the allowance for loan losses is $283,715 related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method of non-covered loans as of March 31, 2011 and December 31, 2010.

			At March 31, 2011
	One-to-	Multi-family and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Allowance at beginning of period	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984
Provision (recovery) for loan losses	18,707	2,631	(653)	(87)	5,168	25,766
Charge-offs	-	-	-	-	-	-
Recoveries	2,889	-	-	-	-	2,889
Net charge-offs	2,889	-	-	-	-	2,889
Allowance at end of period	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Ending Balance	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Loans:
Ending Balance	$122,528,589	$9,692,532	$2,787,726	$1,959,632	$4,241,021	$141,209,500

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$122,528,589	$9,692,532	$2,787,726	$1,959,632	$4,241,021	$141,209,500

			At December 31, 2010
	One-to-	Multi-family and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method of covered loans as of March 31, 2011 and December 31, 2010.

		At March 31, 2011
	One-to-	Multi-family and
	Four Family	Commercial
	Real Estate	Real Estate	Commercial	Total

Allowance for loan losses:
Allowance at beginning of period	$-	$-	$-	$-
Provision for loan losses	152,683	91,100	39,932	283,715
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Net charge-offs	-	-	-	-
Allowance at end of period	$152,683	$91,100	$39,932	$283,715

Ending Balance	$152,683	$91,100	$39,932	$283,715

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$152,683	$91,100	$39,932	$283,715

Loans:
Ending Balance	$17,976,484	$12,642,235	$1,115,806	$31,734,525

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$16,799,995	$12,163,059	$1,115,806	$30,078,860

Ending balance: loans acquired with
deteriorated credit quality	$1,176,489	$479,176	$-	$1,655,665

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for quarter ended March 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	Multi-Family	Multi-Family
	and Commercial	and Commercial
	Real Estate	Real Estate

Pass	$6,912,185	$7,475,825
Special Mention	2,760,611	2,775,251
Substandard	19,736	20,967
Doubtful	-	-
Loss	-	-
Ending Balance	$9,692,532	$10,272,043

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.  The following table presents recorded investment in the loan classes based on payment activity as of March 31, 2011and December 31, 2010:

	At March 31, 2011
	One-to-			Education	Non-covered Consumer
	Four Family	Home		and Other	Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$121,749,036	$2,787,726	$1,925,332	$3,011,288	$1,136,791
Nonperforming	779,553	-	34,300	80,894	12,048
Total	$122,528,589	$2,787,726	$1,959,632	$3,092,182	$1,148,839

	At December 31, 2010
	One-to-			Education	Non-covered Consumer
	Four Family	Home		and Other	Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$118,335,481	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	749,533	-	46,649	215,121	11,209
Total	$119,085,014	$2,918,492	$2,023,561	$3,207,684	$1,270,117

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At March 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-Four Family
Real Estate	$334,478	$157,804	$779,553	$1,271,835	$121,256,754	$122,528,589	$-
Multi-family and
Commercial Real Estate	-	-	-	-	9,692,532	9,692,532	-
Home Equity	-	-	-	-	2,787,726	2,787,726	-
HELOCs	-	-	34,300	34,300	1,925,332	1,959,632	-
Education and Other
Consumer	49,156	28,174	80,894	158,224	2,933,958	3,092,182	-
Non-covered Consumer Loans
Puchased	66,921	2,474	12,048	81,443	1,067,396	1,148,839	-
Total	$450,555	$188,452	$906,795	$1,545,802	$139,663,698	$141,209,500	$

	At December 31, 2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-Four Family
Real Estate	$389,875	$741,652	$749,533	$1,881,060	$117,203,954	$119,085,014	$-
Multi-family and
Commercial Real Estate	20,967	-	-	20,967	10,251,076	10,272,043	-
Home Equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and Other
Consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Non-covered Consumer Loans
Puchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$480,370	$767,805	$1,022,512	$2,270,687	$136,506,224	$138,776,911	$

Nonaccrual Loans

Multi-family and commercial loans are considered for nonaccrual status upon 90 days delinquency and, one-to-four family loans are considered for nonaccrual status after 120 days.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of March 31, 2011 and December 31, 2010.  The balances are presented by class of loans.

	March 31,	December 31,
	2011	2010

One-to-four family mortgage	$779,553	$749,533
HELOCs	34,300	46,649
Education and Other Consumer	80,894	215,121
Non-covered Consumer Loans Purchased	12,048	11,209
Total	$906,795	$1,022,512

The company had nonaccrual loans of $906,795 as of March 31, 2011 and $1,022,512 as of December 31, 2010.  Interest income on loans would have been increased by approximately $1,007 and $48,193 during those periods, if these loans had performed in accordance with their original terms.  Management evaluates commercial real estate loans which are 90 days or more past due to be impaired.  At March 31, 2011 and December 31, 2010, there were no loans considered to be impaired.

9.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%

Non-interest-bearing demand	$8,646,837	3.98%	$8,806,067	3.68%
NOW accounts	12,843,778	5.91	14,767,387	6.16
Money market deposit	53,537,846	24.64	56,768,776	23.70
Savings	29,904,113	13.76	29,523,229	12.32
Time deposits	112,379,200	51.71	129,840,353	54.14
Total	$217,311,774	100.00%	$239,705,812	100.00%

10.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,157,636 and $4,140,267 at March 31, 2011 and December 31, 2010, respectively.  The Plan provides that death benefits totaling $6.0 million at March 31, 2011, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At March 31, 2011 and December 31, 2010, $1,545,446 and $1,520,087 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $525,452 and $516,830 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $54,790 and $38,064 for the three  months ended March 31, 2011 and 2010,  respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2011	2010
Components of net periodic benefit cost:
Service cost	$31,039	$14,852
Interest cost	223,751	23,212
Net periodic benefit cost	$54,790	$38,064

11.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2011 and December 31, 2010, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$14,824,885	$-	$14,824,885
Corporate securities	-	10,858,721	-	10,858,721
Equity securities - financial services	-	10,200	-	10,200

Total	$-	$25,693,806	$-	$25,693,806

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$16,539,264	$-	$16,539,264
Corporate securities	-	10,801,899	-	10,801,899
Equity securities - financial services	-	9,100	-	9,100

Total	$-	$27,350,263	$-	$27,350,263

All of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2011, all of the financial assets measured at fair value utilized the market approach.

12.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,033,156	$8,033,156	$54,004,549	$54,004,549
Investment securities
Available for sale	25,693,806	25,693,806	27,350,263	27,350,263
Held to maturity	53,515,771	53,177,056	26,127,630	26,075,142
Net loans receivable	171,537,484	177,831,173	170,473,386	178,676,219
Accrued interest receivable	1,099,970	1,099,970	1,073,223	1,073,223
FDIC indemnification asset	5,492,275	5,492,275	5,397,192	5,397,192
Federal Home Loan Bank stock	3,292,300	3,292,300	3,465,600	3,465,600
Bank-owned life insurance	4,157,636	4,157,636	4,140,267	4,140,267

Financial liabilities:
Deposits	$217,311,776	$219,079,418	$239,705,812	$241,401,576
FHLB advances - short-term	5,000,000	5,000,000	-	-
FHLB advances - long-term	26,520,025	30,841,224	28,426,193	29,900,092
Advances by borrowers
for taxes and insurance	717,901	717,901	1,005,753	1,005,753
Accrued interest payable	100,775	100,775	103,534	103,534

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

FDIC Indemnification Asset

The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and loss sharing percentages.  These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: the ability to successfully integrate the operations of Earthstar Bank; changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2010 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Polonia Bancorp was organized as a federally chartered corporation at the direction of the Bank in January 2007 to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization. As a result of the reorganization, Polonia Bancorp’s business activities are the ownership of the outstanding capital stock of Polonia Bank and management of the investment of offering proceeds retained from the reorganization. Currently, Polonia Bancorp neither owns or leases any property, but instead uses the premises, equipment and other property of Polonia Bank and pays appropriate rental fees, as by required applicable law and regulations. In the future, Polonia Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, or understandings, written or oral, to do so.

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania.  The Bank operates from nine full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia and Bucks County.

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank, a state charted bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Earthstar Bank.  We acquired approximately $67 million in assets, including approximately $42 million in loans (comprised primarily of single-family residential and home equity loans (“Single-Family Loans”) and commercial business and commercial real estate loans (“Commercial Loans”)), and approximately $8 million in investments securities.  We also assumed approximately $90 million in deposits.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $279.1 million, a decrease of $19.7 million, or 6.6%, from total assets of $298.8 million at December 31, 2010.  The decrease in assets resulted primarily from a $46.0 million decrease in cash and cash equivalents, partially offset by a $27.4 million increase in investment securities held to maturity.  Total liabilities at March 31, 2011 were $251.8 million compared to $271.6 million at December 31, 2010, a decrease of $19.8 million, or 7.3%.  The decrease in liabilities was primarily due to a $22.4 million decrease in deposits, partially offset by a $5.0 million increase in FHLB advances-short-term.  Total stockholder’s equity increased to $27.4 million at March 31, 2011 from $27.3 million at December 31, 2010, an increase of $100,000, or 0.4%, primarily as a result of our operating profit.

Cash and cash equivalents decreased to $8.0 million from $54.0 million during the three months ended March 31, 2011, a decrease of $46.0 million, or 85.2%.  The decrease in cash and cash equivalents was attributable, in part, to the purchase of $29.0 million in investment securities held to maturity and the decrease of $22.4 million in deposits, partially offset by a $5 million increase in FHLB advances – short term.

               Investment securities available for sale decreased to $25.7 million from $27.4 million during the three months ended March 31, 2011, a decrease of $1.7 million, or 6.2%. The decrease in investment securities available for sale was attributable to payments received of $1.6 million.

               Investment securities held to maturity increased to $53.5 million from $26.1 million during the three months ended March 31, 2011, an increase of $27.4 million, or 104.9%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $29.0 million in mortgaged-backed securities, partially offset by $1.6 million in payments received.

               Loans receivable, net, increased $2.1 million, or 1.5%, to $139.8 million at March 31, 2011, compared to $137.7 million at December 31, 2010.  The size of our 1-4 family mortgage loan portfolio increased during the three months ended March 31, 2011 due primarily to an increase in loan originations during the quarter. The Bank did not sell any loans during the quarter.

Total deposits decreased to $217.3 million from $239.7 million during the three months ended March 31, 2011, a decrease of $22.4 million, or 9.3%.  The decrease in deposits was attributable, in part, to the outflow of $17.5 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace and a $3.3 million decrease in money market accounts.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $5.0 million increase in FHLB advances short-term was due to more attractive shorter term funding opportunities available through advances. The proceeds of these borrowings were used to fund the outflow of higher interest earning certificates of deposit which matured during the quarter.

Comparison of Operating Results For The Three Months Ended March 31, 2011 and 2010

General.  We recorded net income of $52,000 during the three months ended March 31, 2011, compared to net income of $216,000 during the three months ended March 31, 2010.   The higher net income for the three months ended March 2010 period was primarily related to higher noninterest income, partially offset by higher noninterest expense.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March
	2011	2010
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,615	$2,112
Investment securities	569	459
Other interest and dividend income	4	1
Total interest and dividend income	3,188	2,572
Interest Expense:
Deposits	673	741
FHLB advances - short-term	3	-
FHLB advances - long-term	191	206
Advances by borrowers for taxes and insurance	6	7
Total interest expense	873	954
Net interest income	$2,315	$1,618

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011		2010
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
		(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$173,976	6.01%	$150,556	5.61%
Investment securities	71,837	3.17	43,808	4.19
Other interest-earning assets	24,676	0.07	7,655	0.05
Total interest-earning assets	270,489	4.78%	202,019	5.16%
Noninterest-earning assets:	15,933		14,716
Allowance for Loan Losses	(792)		(1,114)
Total assets	$285,630		$215,621

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,121	0.62%	$11,230	0.65%
Money market deposits	55,561	0.66	32,779	1.22
Savings accounts	29,874	0.45	29,782	0.60
Time deposits	118,241	1.82	80,562	2.86
Total interest-bearing deposits	216,797	1.26%	154,353	1.95%
FHLB advances - short-term	1,778	0.68	-	-
FHLB advances - long-term	27,398	2.83	29,084	2.87
Advances by borrowers for taxes and insurance	1,024	2.38	1,300	2.18
Total interest-bearing liabilities	246,997	1.43%	184,737	2.09%
Noninterest-bearing liabilities:	11,309		6,776
Total liabilities	258,306		191,513
Retained earnings	27,324		24,108
Total liabilities and retained earnings	$285,630		$215,621

Interest rate spread		3.35%		3.07%
Net yield on interest-bearing assets		3.47%		3.25%
Ratio of average interest-earning assets to
average interest-bearing liabilities		109.51%		109.35%

Our net interest rate spread increased to 3.35% for the three months ended March 31, 2011 from 3.07% for the same period in 2010.   Net interest income for the three months ended March 31, 2011 increased $697,000 to $2.3 million, or 4.3% from $1.6 million during the same period last year.  The primary reasons for the increase in net interest income for the three  month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances.  The average balance of loans increased during the three months ended March 31, 2011 due to the increased balance of loan acquired from the former Earthstar Bank, increased loan originations from the same period last year as well as lower loan sales during the current period as compared to last year. Lower interest expense on deposits for the three months ended March 31, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three month period ended March 31, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

Provision for Loan Losses. We recorded a provision for loan losses of $309,000 for the three months ended March 31, 2011 as compared to a credit provision for loan losses of $134,000 for the three months ended March 31, 2010. The increase in the provision is directly related to the increased balance in loans during the quarter primarily as a result of the purchase of loans through the FDIC assisted transaction. The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

              Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Service fees on deposit accounts	$30	$19
Earnings on bank-owned life insurance	17	24
Investment securities gains, net	-	294
Gain on sale of loans, net	-	26
Rental income	73	73
Accretion of FDIC indemnification asset	11	-
Other	38	52
Total	$169	$488

The $319,000 decrease in noninterest income during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a $294,000 and $26,000 decrease in gains on the sale of loans and investments, respectively and a $7,000 decrease in earnings on Bank-owned life insurance, partially offset by a $11,000 increase in service fees on deposit accounts.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Compensation and employee benefits	$1,101	$871
Occupancy and equipment	353	264
Federal deposit insurance premiums	92	149
Data processing expense	151	68
Professional fees	94	93
Other	305	622
Total	$2,096	$2,067

Total noninterest expense increased $29,000, or 1.4%, to $2.1 million for the three months ended March 31, 2011 from the prior year period.  The increase in noninterest expense for the three months ended March 31, 2011 as compared to the prior year period was primarily the result of a $230,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank and an $89,000 increase in occupancy and equipment due to the upgrade and conversion of the systems, partially offset by, the decrease in expense related to our investment in a subsidiary set up to manage and dispose of foreclosed property for the prior year period and the decrease in federal deposit insurance premiums.

Income Taxes.  We recorded tax expense of $26,000 for the three months ended March 31, 2011 compared to a tax benefit of $44,000 during the three months ended March 31, 2010.  The recording of tax expenses resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $8.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.7 million at March 31, 2011.  In addition, at March 31, 2011, we had the ability to borrow a total of approximately $89.2 million from the FHLB of Pittsburgh.  On March 31, 2011, we had $31.5 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

At March 31, 2011, we had $2.7 million in mortgage loan commitments outstanding and $36,000 in a standby letter of credit.  Time deposits due within one year of March 31, 2011 totaled $74.6 million, or 66.4% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2012.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity.  As of March 31, 2011, the Company had $8.0 million in cash and cash equivalents compared to $54.0 million as of December 31, 2010.  Substantially all of the Company’s cash and cash equivalents were obtained from proceeds it retained from the Bank’s mutual-to-stock conversion completed in January 2007.  In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions.

The Company can receive dividends from the Bank.  Payment of such dividends to the Company by the Bank is limited under federal law.  The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years.  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2011 and the year ended December 31, 2010 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At March 31, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At March 31, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

POLONIA BANCORP

Date: May 16, 2011	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

POLONIA BANCORP

Date: May 16, 2011	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)