Form 10-Q
period 2011-06-30
Polonia Bancorp
filed 2011-08-15
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐                         No ☒

As of August 12, 2011, there were 3,157,096 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$2,457,605	$2,426,126
Interest-bearing deposits with other institutions	11,137,359	51,578,423
Cash and cash equivalents	13,594,964	54,004,549

Investment securities available for sale	18,522,762	27,350,263
Investment securities held to maturity (fair value $60,112,602 and $26,075,142)	59,400,359	26,127,630
Loans receivable	139,295,332	138,499,284
Covered loans	30,112,238	32,808,086
Total loans	169,407,570	171,307,370
Less: allowance for loan losses	1,557,267	833,984
Net loans	167,850,303	170,473,386
Accrued interest receivable	1,066,277	1,073,223
Federal Home Loan Bank stock	3,127,600	3,465,600
Premises and equipment, net	4,612,214	4,571,178
Bank-owned life insurance	4,175,005	4,140,267
FDIC indemnification asset	5,444,690	5,397,192
Other assets	1,730,876	2,225,661
TOTAL ASSETS	$279,525,050	$298,828,949

LIABILITIES
Deposits	$217,035,445	$239,705,812
FHLB advances - long-term	31,378,495	28,426,193
Advances by borrowers for taxes and insurance	1,072,469	1,005,753
Accrued interest payable	117,307	103,534
Other liabilities	2,253,934	2,328,096
TOTAL LIABILITIES	251,857,650	271,569,388

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,948,898	13,863,863
Retained earnings	15,356,599	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (90,749 and 95,043 shares)	(907,499)	(950,437)
Treasury Stock (149,154 shares)	(1,262,141)	(1,262,141)
Accumulated other comprehensive income	498,480	573,998
TOTAL STOCKHOLDERS' EQUITY	27,667,400	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,525,050	$298,828,949

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,749,710	$2,078,260	$5,352,272	$4,190,114
Investment securities	662,787	407,739	1,232,283	867,057
Other interest and dividend income	941	1,227	4,468	1,968
Total interest and dividend income	3,413,438	2,487,226	6,589,023	5,059,139

INTEREST EXPENSE
Deposits	665,311	713,841	1,338,638	1,455,183
FHLB advances - short-term	7,886	-	11,187	-
FHLB advances - long-term	193,544	204,267	384,288	410,132
Advances by borrowers for taxes and insurance	5,292	5,450	11,039	12,460
Total interest expense	872,033	923,558	1,745,152	1,877,775

NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR LOAN LOSSES	2,541,405	1,563,668	4,843,871	3,181,364
Provision (credit) for loan losses	409,950	(77,650)	719,431	(212,134)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	2,131,455	1,641,318	4,124,440	3,393,498

NONINTEREST INCOME
Service fees on deposit accounts	53,116	22,060	82,686	40,776
Earnings on bank-owned life insurance	17,369	23,166	34,738	47,550
Investment securities gains, net	218,095	-	218,095	293,815
Gain on sale of loans, net	104,023	111,303	104,023	137,377
Rental income	77,745	70,601	150,535	143,316
Other	111,506	232,247	173,252	284,223
Total noninterest income	581,854	459,377	763,329	947,057

NONINTEREST EXPENSE
Compensation and employee benefits	1,217,527	921,343	2,318,046	1,792,641
Occupancy and equipment	340,596	244,401	693,786	508,525
Federal deposit insurance premiums	114,277	80,842	206,668	230,078
Data processing expense	161,942	70,477	313,166	138,742
Professional fees	95,729	95,119	189,743	187,885
Other	422,618	540,998	727,223	1,162,810
Total noninterest expense	2,352,689	1,953,180	4,448,632	4,020,681

Income before income tax expense	360,619	147,515	439,137	319,874
Income tax expense	57,703	48,103	83,753	4,480

NET INCOME	$302,916	$99,412	$355,384	$315,394

EARNINGS PER SHARE	$0.10	$0.03	$0.12	$0.10

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Unallocated Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561
Net income				355,384				355,384	$355,384
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $(38,904)							(75,518)	(75,518)	(75,518)
Comprehensive income									$279,866
Stock options compensation expense			44,795					44,795
Allocation of unearned ESOP shares			(17,626)		42,938			25,312
Allocation of unearned restricted stock			57,866					57,866

Balance, June 30, 2011	3,306,250	$33,063	$13,948,898	$15,356,599	$(907,499)	$(1,262,141)	$498,480	$27,667,400

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$355,384	$315,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	719,431	(212,134)
Depreciation, amortization and accretion	295,650	211,126
Investment securities gains, net	(218,095)	(293,815)
Origination of loans held for sale	(6,741,669)	(7,439,455)
Proceeds from sale of loans	6,845,692	7,576,832
Net gain on sale of loans	(104,023)	(137,377)
Earnings on bank-owned life insurance	(34,738)	(47,550)
Deferred federal income taxes	(16,944)	(6,300)
Decrease in accrued interest receivable	6,946	89,805
Increase in accrued interest payable	13,773	36,212
Compensation expense for stock options, ESOP and restricted stock	127,973	129,032
Other, net	451,510	(59,205)
Net cash provided by operating activities	1,700,890	162,565

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,044,294	6,483,428
Proceeds from principal repayments and maturities	2,821,073	7,015,080
Purchases	-	(7,376,563)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,135,114	1,217,903
Purchases	(36,490,767)	(4,125,229)
Decrease (increase) in loans receivable, net	(756,977)	5,353,687
Decrease in covered loans	2,547,054	-
Redemptions of Federal Home Loan Bank stock	338,000	-
Purchase of Federal Home Loan Bank stock	-	(54,600)
Purchase of premises and equipment	(201,925)	(64,784)
Net cash (used for) provided by investing activites	(22,564,134)	8,448,922

FINANCING ACTIVITES
Decrease in deposits, net	(22,565,359)	(5,316,635)
Repayment of FHLB advances - long-term	(2,047,698)	(1,771,022)
Proceeds of FHLB advances - long-term	5,000,000	4,000,000
Increase (decrease) in advances by borrowers for taxes and insurance, net	66,716	(111,269)
Net cash used for financing activites	(19,546,341)	(3,198,926)
Increase (decrease) in cash and cash equivalents	(40,409,585)	5,412,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,594,964	$13,839,090

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,731,379	$1,841,563
Income taxes	35,000	30,000

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2010.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$302,916	$99,412	$355,384	$315,394

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(149,154)	(147,172)	(149,154)	(147,172)
Less weighted average number of unearned ESOP shares	(91,469)	(100,109)	(92,543)	(101,183)
Less weighted average number of nonvested restricted stock awards	(16,484)	(28,796)	(16,955)	(29,267)
Weighted average shares outstanding basic	3,049,143	3,030,173	3,047,598	3,028,628
Weighted average shares outstanding diluted	3,049,143	3,030,173	3,047,598	3,028,628
Earnings per share:
Basic	$0.10	$0.03	$0.12	$0.10
Diluted	0.10	0.03	0.12	0.10

Options to purchase 153,903 shares at $9.40 per share of common stock as of June 30, 2011 and 2010, as well as 14,364 shares and 26,676 shares of restricted stock as of June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	FDIC-Assisted Acquisition

During 2010, the Company acquired certain assets and assumed certain liabilities of Earthstar Bank (“Earthstar”) in loss-share transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Under the loss-share agreements, the Company will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans”).  See Note 3 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

4.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$302,916	$99,412	$355,384	$315,394
Other comprehensive income (loss), net of tax:
Changes in net unrealized gain on investment securities available for sale, net of taxes of $29,081, $39,160, $35,249 and $80,177	56,452	76,017	68,425	155,638
Reclassification adjustment for realized gains on investment securities included in net income, net of taxes of $(74,152), $0, $(74,152) and $(99,897)	(143,943)	-	(143,943)	(193,918)

Other comprehensive income (loss), net of tax	(87,491)	76,017	(75,518)	(38,280)

Comprehensive income	$215,425	$175,429	$279,866	$277,114

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$6,449,507	$408,983	$-	$6,858,490
Freddie Mac	270,889	20,746	-	291,635
Government National Mortgage
Association	988,574	134,576	-	1,123,150
Collateralized mortgage obilgations-
government sponsored entities	4,621,946	45,590	(40,188)	4,627,348
Total mortgage-backed
securities	12,330,916	609,895	(40,188)	12,900,623
Corporate securities	5,418,073	157,626	(60)	5,575,639
Total debt securities	17,748,989	767,521	(40,248)	18,476,262
Equity securities - financial services	18,500	28,000	-	46,500

Total	$17,767,489	$795,521	$(40,248)	$18,522,762

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$48,532,054	$641,369	$(73,571)	$49,099,852
Freddie Mac	10,868,305	144,445	-	11,012,750
Total mortgage-backed
securities	$59,400,359	$785,814	$(73,571)	$60,112,602

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage
Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obilgations-
government sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed
securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed
securities	$26,127,630	$165,083	$(217,571)	$26,075,142

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,524,855	$(73,571)	$-	$-	$10,524,855	$(73,571)
Collateralized mortgage obligations-
government sponsored entities	915,329	(38,179)	7,096	(2,009)	922,425	(40,188)
Total mortgage-backed
securities	11,440,184	(111,750)	7,096	(2,009)	11,447,280	(113,759)
Corporate securities	499,940	(60)	-	-	499,940	(60)

Total	$11,940,124	$(111,810)	$7,096	$(2,009)	$11,947,220	$(113,819)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,974,673	$(213,520)	$-	$-	$10,974,673	$(213,520)
Freddie Mac	3,512,331	(4,051)	-	-	3,512,331	(4,051)
Collateralized mortgage obligations-
government sponsored entities	3,500,603	(14,718)	7,712	(1,693)	3,508,315	(16,411)
Total mortgage-backed
securities	17,987,607	(232,289)	7,712	(1,693)	17,995,319	(233,982)
Corporate securities	874,765	(869)	-	-	874,765	(869)
Equity securities - financial services	9,100	(9,400)	-	-	9,100	(9,400)

Total	$18,871,472	$(242,558)	$7,712	$(1,693)	$18,879,184	$(244,251)

The Company reviews its position quarterly and has determined that at June 30, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 15 positions that were temporarily impaired at June 30, 2011 and eight positions that were temporarily impaired at December 31, 2010. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes or company specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$64	$64	$-	$-
Due after one year through five years	5,644,827	5,842,000	-	-
Due after five years through ten years	4,206,698	4,425,903	16,351,172	16,628,698
Due after ten years	7,897,400	8,208,296	43,049,187	43,483,904

Total	$17,748,989	$18,476,262	$59,400,359	$60,112,602

For the three and six month periods ending June 30, 2011, the Company realized gross gains of $218,095 from the sale of investment securities and proceeds from the sale of investment securities of $6,044,294. The Company had no sales of investment securities for the three month period ending June 30, 2010.  For the six month period ending June 30, 2010, the Company realized gross gains of $293,815 from the sale of investment securities and proceeds from the sale of investment securities of $6,483,428.

6.	Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2011	2010
Mortgage Loans:
One-to-four family	$120,798,312	$119,085,014
Multi-family and commercial real estate	9,769,620	10,272,043
	130,567,932	129,357,057

Home equity loans	2,830,992	2,918,492
Home equity lines of credit ("HELOCs")	2,088,794	2,023,561
Education loans	2,950,394	3,178,622
Other consumer loans	3,602	29,062
Non-covered consumer loans purchased	1,124,410	1,270,117
Covered loans	30,112,238	32,808,086
	169,678,362	171,584,997
Less:
Net deferred loan fees	270,792	277,627
Allowance for loan losses	1,557,267	833,984

Total	$167,850,303	$170,473,386

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at June 30, 2011 and December 31, 2010 is dependent upon the local economic conditions.

7.	Covered Loans

At June 30, 2011, the Company had $30.1 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC).  Covered loans were recorded at fair value pursuant to the purchase accounting guidelines.  Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit –impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  The carrying value of covered loans acquired with deteriorated credit quality was $1.7 million at June 30, 2011.  There were no material increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and June 30, 2011.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

The carrying value of covered loans, not exhibiting evidence of credit impairment at June 30, 2011 was $28.4 million.  The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.

The components of covered loans by portfolio class as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$17,248,267	$18,771,142
Multi-family and commercial real estate	11,778,816	12,783,952
	29,027,083	31,555,094
Commercial	1,085,155	1,252,992
Total Loans	$30,112,238	$32,808,086

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30, 2011.

June 30,
2011

Balance at beginning of period	$114,448
Accretion	(32,480)
Reclassifications and other	(1,370)
Balance at end of period	$80,598

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

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans, and consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to arrive at get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2011, the qualitative factors were reviewed and remained unchanged.

Changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 and December 31, 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$1,146,354	$982,007	$833,984	$1,115,141
Provision (credit) for loan losses	409,950	(77,650)	719,431	(212,134)
Charge-offs	-	961	-	961
Recoveries	963	1,382	3,852	2,732
Net charge-offs	963	421	3,852	1,771
Allowance at end of period	$1,557,267	$904,778	$1,557,267	$904,778

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $1,557,267 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2011.  Included in the allowance for loan losses is $679,255 related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	384,652	276,495	52,270	(437)	559	5,892	719,431
Charge-offs	-	-	-	-	-	-	-
Recoveries	3,852	-	-	-	-	-	3,852
Net charge-offs	3,852	-	-	-	-	-	3,852
Allowance at end of period	$907,686	$550,781	$52,270	$14,155	$10,444	$21,931	$1,557,267

Ending Balance	$907,686	$550,781	$52,270	$14,155	$10,444	$21,931	$1,557,267

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$907,686	$550,781	$52,270	$14,155	$10,444	$21,931	$1,557,267

Loans:
Ending Balance	$138,046,579	$21,548,436	$1,085,155	$2,830,992	$2,088,794	$4,078,406	$169,678,362

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$136,862,407	$21,062,865	$1,085,155	$2,830,992	$2,088,794	$4,078,406	$168,008,619

Ending balance: loans acquired with deteriorated credit quality	$1,184,172	$485,571	$-	$-	$-	$-	$1,669,743

	At December 31, 2010
	One-to-	Multi-family and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at June 30, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	Multi-Family	Multi-Family
	and Commercial	and Commercial
	Real Estate	Real Estate
Pass	$7,003,982	$7,475,825
Special Mention	2,745,763	2,775,251
Substandard	19,875	20,967
Doubtful	-	-
Loss	-	-
Ending Balance	$9,769,620	$10,272,043

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  Certain multi-family and commercial real estate, and commercial loans acquired are being monitored by payment activity until management finalizes assigning risk ratings on these loans.  Once this process has been completed, these loans will be categorized by risk classification.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
	One-to-	Multi - Family				Education	Non-covered
	Four Family	and Commercial		Home		and Other	Consumer Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$136,389,729	$11,601,552	$990,043	$2,830,992	$2,088,794	$2,915,366	$1,114,312
Nonperforming	1,656,850	177,264	95,112	-	-	38,630	10,098

Total	$138,046,579	$11,778,816	$1,085,155	$2,830,992	$2,088,794	$2,953,996	$1,124,410

	At December 31, 2010
	One-to-	Multi - Family				Education	Non-covered
	Four Family	and Commercial		Home		and Other	Consumer Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$136,801,157	$12,605,440	$657,224	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	1,054,999	178,512	595,768	-	46,649	215,121	11,209

Total	$137,856,156	$12,783,952	$1,252,992	$2,918,492	$2,023,561	$3,207,684	$1,270,117

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At June 30, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$540,622	$726,149	$1,656,850	$2,923,621	$135,122,958	$138,046,579	$-
Multi-family and commercial real estate	1,374,708	-	177,264	1,551,972	19,996,464	21,548,436	-
Commercial	-	-	95,112	95,112	990,043	1,085,155
Home equity	27,609	44,417	-	72,026	2,758,966	2,830,992	-
HELOCs	-	-	-	-	2,088,794	2,088,794	-
Education and other consumer	40,678	32,913	38,630	112,221	2,841,775	2,953,996	-
Non-covered consumer loans puchased	-	79,714	10,098	89,812	1,034,598	1,124,410	-
Total	$1,983,617	$883,193	$1,977,954	$4,844,764	$164,833,598	$169,678,362	$-

	At December 31, 2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$2,446,538	$864,659	$1,054,999	$4,366,196	$133,489,960	$137,856,156	$-
Multi-family and commercial real estate	166,454	-	178,512	344,966	22,711,029	23,055,995	-
Commercial	-	-	595,768	595,768	657,224	1,252,992
Home equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and other consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Non-covered consumer loans puchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$2,682,520	$890,812	$2,102,258	$5,675,590	$165,909,407	$171,584,997	$-

Nonaccrual Loans

Multi-family and commercial loans are considered for nonaccrual status upon 90 days delinquency and, one-to-four family loans are considered for nonaccrual status after 120 days.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of June 30, 2011 and December 31, 2010.  The balances are presented by class of loans.

	June 30,	December 31,
	2011	2010
One-to-four family mortgage	$1,656,850	$1,054,999
Multi-family and commercial real estate	177,264	178,512
Commercial	95,112	595,768
HELOCs	-	46,649
Education and other consumer	38,630	215,121
Non-covered consumer loans purchased	10,098	11,209
Total	$1,977,954	$2,102,258

The Company had nonaccrual loans of $1,977,954 as of June 30, 2011 and $2,102,258 as of December 31, 2010.  Interest income on loans would have been increased by approximately $224,581 and $48,193 during those periods, if these loans had performed in accordance with their original terms.  Management considers commercial real estate loans which are 90 days or more past due to be impaired.  At June 30, 2011 and December 31, 2010, there were no loans considered to be impaired.

9.	Deposits

Deposit accounts are summarized as follows for the periods ending June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Non-interest-bearing demand	$5,494,897	2.53%	$8,806,067	3.68%
NOW accounts	13,760,496	6.34	14,767,387	6.16
Money market deposit	48,753,457	22.46	56,768,776	23.70
Savings	30,231,866	13.93	29,523,229	12.32
Time deposits	118,794,729	54.74	129,840,353	54.14
Total	$217,035,445	100.00%	$239,705,812	100.00%

10.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,175,005 and $4,140,267 at June 30, 2011 and December 31, 2010, respectively.  The Plan provides that death benefits totaling $6.0 million at June 30, 2011, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At June 30, 2011 and December 31, 2010, $1,570,805 and $1,520,087 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $534,074 and $516,830 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $54,790 and $36,345 for the three  months ended June 30, 2011 and 2010,  and $107,863 and $74,409 for the six months ended June 30, 2011 and 2010, respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$31,039	$13,133	$60,360	$27,985
Interest cost	23,751	23,212	47,503	46,424
Net periodic benefit cost	$54,790	$36,345	$107,863	$74,409

11.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2011 and December 31, 2010, respectively, by level within the fair value hierarchy.  As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$12,900,623	$-	$12,900,623
Corporate securities	-	5,575,639	-	5,575,639
Equity securities - financial services	-	46,500	-	46,500

Total	$-	$18,522,762	$-	$18,522,762

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$16,539,264	$-	$16,539,264
Corporate securities	-	10,801,899	-	10,801,899
Equity securities - financial services	-	9,100	-	9,100

Total	$-	$27,350,263	$-	$27,350,263

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2011 and December 31, 2010, all of the financial assets measured at fair value utilized the market approach.

12.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$13,594,964	$13,594,964	$54,004,549	$54,004,549
Investment securities
Available for sale	18,522,762	18,522,762	27,350,263	27,350,263
Held to maturity	59,400,359	60,112,602	26,127,630	26,075,142
Net loans receivable	167,850,303	175,761,208	170,473,386	178,676,219
Accrued interest receivable	1,066,277	1,066,277	1,073,223	1,073,223
FDIC indemnification asset	5,444,690	5,444,690	5,397,192	5,397,192
Federal Home Loan Bank stock	3,127,600	3,127,600	3,465,600	3,465,600
Bank-owned life insurance	4,175,005	4,175,005	4,140,267	4,140,267

Financial liabilities:
Deposits	$217,035,445	$219,175,403	$239,705,812	$241,401,576
FHLB advances - long-term	31,378,495	30,698,283	28,426,193	29,900,092
Advances by borrowers for taxes and insurance	1,072,469	1,072,469	1,005,753	1,005,753
Accrued interest payable	117,307	117,307	103,534	103,534

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $279.5 million, a decrease of $19.3 million, or 6.5%, from total assets of $298.8 million at December 31, 2010.  The decrease in assets resulted primarily from a $40.0 million decrease in cash and cash equivalents, partially offset by a $24.4 million increase in investment securities.  Total liabilities at June 30, 2011 were $251.9 million compared to $271.6 million at December 31, 2010, a decrease of $19.8 million, or 7.3%.  The decrease in liabilities was primarily due to a $22.7 million decrease in deposits, partially offset by a $3.0 million increase in FHLB advances-long-term. Total stockholder’s equity increased to $27.7 million at June 30, 2011 from $27.3 million at December 31, 2010, an increase of $400,000, or 1.5%, primarily as a result of our operating profit.

Cash and cash equivalents decreased to $13.6 million from $54.0 million during the six months ended June 30, 2011, a decrease of $40.4 million, or 74.8%.  The decrease in cash and cash equivalents was attributable, in part, to the purchase of $36.5 million in investment securities held to maturity and the decrease of $22.7 million in deposits, partially offset by a $3.0 million increase in FHLB advances – long term.

               Investment securities available for sale decreased to $18.5 million from $27.4 million during the six months ended June 30, 2011, a decrease of $8.9 million, or 32.5%. The decrease in investment securities available for sale was attributable to sales of securities of $5.8 million and payments received of $2.9 million.

               Investment securities held to maturity increased to $59.4 million from $26.1 million during the six months ended June 30, 2011, an increase of $33.3 million, or 127.6%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $36.5 million in mortgaged-backed securities, partially offset by $3.1 million in payments received.

               Loans receivable, net, remained relativity unchanged at $137.7 million at June 30, 2011.  The size of our 1-4 family mortgage loan portfolio increased during the six months ended June 30, 2011 due primarily to $9.0 million in loan originations during the quarter, partially offset by $6.7 million in loan sales during this period.

Total deposits decreased to $217.0 million from $239.7 million during the three months ended June 30, 2011, a decrease of $22.7 million, or 9.5%.  The decrease in deposits was attributable, in part, to the outflow of $11.0 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace, $8.0 million decrease in money market accounts, and $3.3 million decrease in noninterest bearing demand deposits.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $3.0 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances. The proceeds of these borrowings were used to fund the outflow of higher interest earning certificates of deposit which matured during the period.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2011 and 2010

           General.  We recorded net income of $303,000 during the three months ended June 30, 2011, compared to net income of $99,000 during the three months ended June 30, 2010.   The higher net income for the three month period ended June 30, 2011 was primarily related to higher net interest income, partially offset by higher noninterest expense.

              We recorded net income of $355,000 during the six months ended June 30, 2011, compared to net income of $315,000 during the six months ended June 30, 2010.   The higher net income for the six month period ended June 30, 2011 was primarily related to higher net interest income, partially offset by higher noninterest expense and lower noninterest income.

Net Interest Income.  The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,750	$2,078	$5,352	$4,190
Investment securities	663	408	1,232	867
Other interest and dividend income	1	1	5	2
Total interest and dividend income	3,414	2,487	6,589	5,059
Interest Expense:
Deposits	665	714	1,339	1,455
FHLB advances - short-term	8	-	11	-
FHLB advances - long-term	194	204	384	410
Advances by borrowers for taxes and insurance	5	5	11	13
Total interest expense	872	923	1,745	1,878
Net interest income	$2,542	$1,564	$4,844	$3,181

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$171,178	6.35%	$148,636	5.53%	$173,035	6.15%	$149,590	5.57%
Investment securities	79,406	3.30	42,613	3.79	72,981	3.36	43,207	3.99
Other interest-earning assets	9,000	0.04	9,993	0.04	16,165	0.06	8,831	0.05
Total interest-earning assets	259,584	5.27%	201,242	4.96%	262,181	5.07%	201,628	5.06%
Noninterest-earning assets:	20,400		14,451		20,339		14,583
Allowance for Loan Losses	(1,256)		(930)		(1,033)		(1,022)
Total assets	$278,728		$214,763		$281,487		$215,189

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,292	0.60%	$11,255	0.71%	$12,942	0.62%	$11,243	0.68%
Money market deposits	51,338	0.66	33,547	1.12	51,563	0.68	33,165	1.18
Savings accounts	30,109	0.44	29,634	0.51	29,975	0.44	29,707	0.56
Time deposits	114,696	1.84	80,089	2.81	118,807	1.80	80,324	2.86
Total interest-bearing deposits	209,435	1.27%	154,525	1.85%	213,287	1.27%	154,439	1.90%
FHLB advances - short-term	4,769	0.67	-	-	3,282	0.68	-	-
FHLB advances - long-term	28,060	2.77	28,788	2.84	27,731	2.79	28,935	2.86
Advances by borrowers for taxes and insurance	920	2.18	969	2.07	972	2.28	1,134	2.31
Total interest-bearing liabilities	243,184	1.44%	184,282	2.01%	245,272	1.43%	184,508	2.05%
Noninterest-bearing liabilities:	9,632		6,319		11,169		6,546
Total liabilities	252,816		190,601		256,441		191,054
Retained earnings	25,912		24,162		25,046		24,135
Total liabilities and retained earnings	$278,728		$214,763		$281,487		$215,189

Interest rate spread		3.84%		2.95%		3.63%		3.01%
Net yield on interest-bearing assets		3.93%		3.12%		3.73%		3.18%
Ratio of average interest-earning assets to
average interest-bearing liabilities		106.74%		109.20%		106.89%		109.28%

       Our net interest rate spread increased to 3.84% for the three months ended June 30, 2011 from 2.95% for the same period in 2010.   Our net interest rate spread increased to 3.63% for the six months ended June 30, 2011 from 3.01% for the same period in 2010. Net interest income for the three months ended June 30, 2011 increased $978,000 to $2.5 million, or 61.1% from $1.6 million during the same period last year.  Net interest income for the six months ended June 30, 2011 increased $1.7 million to $4.8 million, or 52.3% from $3.2 million during the same period last year. The primary reasons for the increase in net interest income for the three and six month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances.  The average balance of loans increased during the three and six months ended June 30, 2011 due to the increased balance of loans acquired from the former Earthstar Bank, increased loan originations from the same period last year as well as reduced loan sales during the current period as compared to last year. Lower interest expense on deposits for the three and six months ended June 30, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three and six month periods ended June 30, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

Provision for Loan Losses.   We recorded a provision for loan losses of $410,000 for the three months ended June 30, 2011 as compared to a credit provision for loan losses of $78,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011 we recorded a provision for loan losses of $719,000 as compared to a credit provision for loan losses of $212,000 for the six months ended June 30, 2010. The increase in the provision is directly related to the increased balance in loans during the three and six months ended June 30, 2011 primarily as a result of the purchased loans through the FDIC-assisted transaction. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$53	$22	$83	$41
Earnings on bank-owned life insurance	17	23	35	48
Investment securities gains, net	218	-	218	294
Gain on sale of loans, net	104	111	104	137
Rental income	78	71	150	143
Other	112	232	173	284
Total	$582	$459	$763	$947

The $123,000 increase in noninterest income during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to a $218,000 increase in gains on the sale of investments and a $31,000 increase in service fees on deposit accounts, partially offset by a $120,000 decrease in other noninterest income. The decrease in other non interest income was partially due to a decrease of $200,000 in credit enhancement fees income, partially offset by an increase of $55,000 in FDIC Indemnification Asset receivable due to a decrease in projected cash flows on certain credit impaired loans acquired from the failed Earthstar Bank.

The $184,000 decrease in noninterest income during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to a $111,000 decrease in other noninterest income, a $76,000 decrease in gains in the sale of investments, a $33,000 decrease in the gain on sale of loans and a $42,000 increase in service fees on deposit accounts. The decrease in other non interest income was partially due to a decrease of $200,000 in credit enhancement fees income, partially offset by an increase of $55,000 in FDIC Indemnification Asset receivable due to a decrease in projected cash flows on certain credit impaired loans acquired from the failed Earthstar Bank.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,217	$921	$2,318	$1,793
Occupancy and equipment	341	244	694	508
Federal deposit insurance premiums	114	81	207	230
Data processing expense	162	71	313	139
Professional fees	96	95	190	188
Other	423	541	727	1,163
Total	$2,353	$1,953	$4,449	$4,021

Total noninterest expense increased $400,000, or 20.1%, to $2.4 million for the three months ended June 30, 2011 from the prior year period.  The increase in noninterest expense for the three months ended June 30, 2011 as compared to the prior year period was primarily the result of a $296,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank, a $97,000 increase in occupancy and equipment due to the operation of additional branches acquired in the Earthstar transaction, a $91,000 increase in data processing expense and conversion of the computer systems related to the Earthstar transaction and a $33,000 increase in Federal deposit insurance premiums, partially offset by a decrease of $118,000 in other expense. The decrease in other expense of $118,000 is comprised of a decrease of $278,000 in expenses related to our investment in a subsidiary set up to manage and dispose of foreclosed property, partially offset by an increase of $160,000 in other expense related to the Earthstar acquisition.

Total noninterest expense increased $428,000, or 10.6%, to $4.4 million for the six months ended June 30, 2011 from the prior year period.  The increase in noninterest expense for the six months ended June 30, 2011 as compared to the prior year period was primarily the result of a $525,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank, a $186,000 increase in occupancy and equipment due to the operation of additional branches acquired in the Earthstar transaction, a $174,000 increase in data processing expense and conversion of the computer systems related to the Earthstar transaction, partially offset by a decrease of $436,000 in other expense. The decrease in other expense of $436,000 is comprised of a decrease of $675,000 in expenses related to our investment in a subsidiary set up to manage and dispose of foreclosed property, partially offset by an increase of $239,000 in other expense related to the Earthstar acquisition.

Income Taxes.  We recorded tax expense of $58,000 for the three months ended June 30, 2011 compared to tax expense of $48,000 during the three months ended June 30, 2010.  The increase of tax expenses resulted from the increase in our taxable operating profits.

We recorded tax expense of $84,000 for the six months ended June 30, 2011 compared to tax expense of $4,000 during the six months ended June 30, 2010.  The increase of tax expenses resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $13.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.5 million at June 30, 2011.  In addition, at June 30, 2011, we had the ability to borrow a total of approximately $89.2 million from the FHLB of Pittsburgh.  On June 30, 2011, we had $31.4 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2011, we had $896,000 in mortgage loan commitments outstanding and $36,000 in a standby letter of credit.  Time deposits due within one year of June 30, 2011 totaled $77.3 million, or 65.1% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2012.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity.   In addition to its operating expenses, Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. T he Company’s received primary source of funds are dividends from the Bank.  Payment of such dividends to the Company by the Bank is limited under federal law.  The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years.  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of The Comptroller of Currency, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2011 and the year ended December 31, 2010 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At June 30, 2011, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A . Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At June 30, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*   The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Furnished, not filed.

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

POLONIA BANCORP

Date: August 15, 2011	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)