Form 10-Q/A
period 2011-03-31
Polonia Bancorp
filed 2012-03-14
CIK 1368252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Polonia Bancorp
Quarterly Report on Form 10-Q/A for the period ended March 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to reflect the results of restatement due to a misapplication of U.S. generally accepted accounting principles relating to loans acquired as a result of a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. Loans acquired with specific evidence of deterioration in credit quality were accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. For all other loans the entire discount was being accreted into earnings. As accretion of the discount on these loans was being recognized, the Company also recognized a provision for loan losses that corresponded to the credit component of the discount being accreted. Subsequently, the Company determined that this approach was not consistent with GAAP. The Company concluded that such loans are more indicative of those accounted for by analogy to ASC 310-30 due to the fact that the discount recognized for these loans was attributable at least in part to credit quality as well as the Company being unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. As a result, certain reclassifications occurred primarily between the allowance for loan losses and loans receivable, interest income on loans, provision for loan losses and deferred income taxes and tax expense. This also resulted in updating corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Unaudited Consolidated Financial Statements.

Except as set forth above, we have not modified or updated disclosures presented in this Form 10-Q to reflect events or developments that have occurred after the date of its original filing. Among other things, forward-looking statements made in the Form 10-Q upon its initial filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after that date (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the initial filing of the Form 10-Q.

POLONIA BANCORP
Table of Contents

		Page
		No.

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (Unaudited)	1

	Consolidated Statements of Income for the Three Months Ended March 31, 2011 and
	2010 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended
	March 31, 2011 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010
	(Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 6.	Exhibits	28

	Signatures	29

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

  POLONIA BANCORP
  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Restated)
ASSETS
Cash and due from banks	$2,446,219	$2,426,126
Interest-bearing deposits with other institutions	5,586,937	51,578,423
Cash and cash equivalents	8,033,156	54,004,549

Investment securities available for sale	25,693,806	27,350,263
Investment securities held to maturity (fair value $53,177,056 and $26,075,142)	53,515,771	26,127,630
Loans receivable (net of allowance for loan losses of $862,639 and $833,984)	140,062,066	137,665,300
Covered loans	31,396,593	32,808,086
Accrued interest receivable	1,099,970	1,073,223
Federal Home Loan Bank stock	3,292,300	3,465,600
Premises and equipment, net	4,563,200	4,571,178
Bank-owned life insurance	4,157,636	4,140,267
FDIC indemnification asset	5,408,461	5,397,192
Other assets	1,835,730	2,225,661
TOTAL ASSETS	$279,058,689	$298,828,949

LIABILITIES
Deposits	$217,311,776	$239,705,812
FHLB advances - short-term	5,000,000	-
FHLB advances - long-term	26,520,025	28,426,193
Advances by borrowers for taxes and insurance	717,901	1,005,753
Accrued interest payable	100,775	103,534
Other liabilities	2,079,138	2,328,096
TOTAL LIABILITIES	251,729,615	271,569,388

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,906,424	13,863,863
Retained earnings	14,994,813	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (92,905 and 95,043 shares)	(929,056)	(950,437)
Treasury Stock (149,154 shares)	(1,262,141)	(1,262,141)
Accumulated other comprehensive income	585,971	573,998
TOTAL STOCKHOLDERS' EQUITY	27,329,074	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,058,689	$298,828,949

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
	(Restated)
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,229,652	$2,111,854
Investment securities	569,496	459,317
Other interest and dividend income	3,526	741
Total interest and dividend income	2,802,674	2,571,912

INTEREST EXPENSE
Deposits	673,327	741,342
FHLB advances - short-term	3,302	-
FHLB advances - long-term	190,744	205,865
Advances by borrowers for taxes and insurance	5,746	7,010
Total interest expense	873,119	954,217

NET INTEREST INCOME BEFORE PROVISION (RECOVERY) FOR LOAN LOSSES	1,929,555	1,617,695
Provision (recovery) for loan losses	25,766	(134,484)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	1,903,789	1,752,179

NONINTEREST INCOME
Service fees on deposit accounts	29,570	18,715
Earnings on bank-owned life insurance	17,369	24,384
Investment securities gains, net	-	293,815
Gain on sale of loans, net	-	26,074
Rental income	72,790	72,716
Accretion of FDIC indemnification asset	11,269	-
Other	50,476	51,975
Total noninterest income	181,474	487,679

NONINTEREST EXPENSE
Compensation and employee benefits	1,100,519	871,298
Occupancy and equipment	353,189	264,123
Federal deposit insurance premiums	92,391	149,236
Data processing expense	151,224	68,264
Professional fees	94,014	92,766
Other	304,605	621,812
Total noninterest expense	2,095,942	2,067,499

Income (loss) before income tax benefit	(10,679)	172,359
Income tax benefit	(4,277)	(43,623)

NET INCOME (LOSS)	$(6,402)	$215,982

EARNINGS PER SHARE	$0.00	$0.07

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Unallocated Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income

Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561

Net loss (restated)				(6,402)				(6,402)	$(6,402)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of tax expense of $6,168							11,973	11,973	11,973
Comprehensive income (restated)									$5,571
Stock options compensation expense			22,398					22,398
Allocation of unearned ESOP shares			(8,770)		21,381			12,611
Allocation of unearned restricted stock			28,933					28,933

Balance, March 31, 2011 (restated)	3,306,250	$33,063	$13,906,424	$14,994,813	$(929,056)	$(1,262,141)	$585,971	$27,329,074

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$(6,402)	$215,982
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (recovery) for loan losses	25,766	(134,484)
Depreciation, amortization and accretion	151,587	97,744
Investment securities gains, net	-	(293,815)
Origination of loans held for sale	-	(992,081)
Proceeds from sale of loans	-	1,018,155
Net gain on sale of loans	-	(26,074)
Earnings on bank-owned life insurance	(17,369)	(24,384)
Deferred federal income taxes	57,664	(3,150)
Increase in accrued interest receivable	(26,747)	(56,237)
Increase (decrease) in accrued interest payable	(2,759)	28,888
Compensation expense for stock options, ESOP and restricted stock	63,942	65,536
Other, net	65,872	(184,002)
Net cash provided by (used for) operating activities	311,554	(287,922)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	6,483,428
Proceeds from principal repayments and maturities	1,627,609	4,337,091
Purchases	-	(6,326,438)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,579,639	-
Purchases	(29,016,481)	-
(Increase) decrease in loans receivable, net	(2,401,058)	664,520
Decrease in covered loans	1,411,493	-
Redemptions of Federal Home Loan Bank stock	173,300	-
Purchase of premises and equipment	(69,393)	(15,215)
Net cash (used for) provided by investing activites	(26,694,891)	5,143,386

FINANCING ACTIVITES
Decrease in deposits, net	(22,394,036)	(5,595,308)
Net increase in FHLB advances - short-term	5,000,000	-
Repayment of FHLB advances - long-term	(1,906,168)	(1,634,857)
Proceeds of FHLB advances - long-term	-	4,000,000
Decrease in advances by borrowers for taxes and insurance, net	(287,852)	(444,639)
Net cash used for financing activites	(19,588,056)	(3,674,804)
Increase (decrease) in cash and cash equivalents	(45,971,393)	1,180,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,033,156	$9,607,190

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$875,878	$925,329
Income taxes	-	-

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

Recent Accounting and Regulatory Pronouncements

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts .  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 .  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring .  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect consolidated net income or consolidated stockholders’ equity.

Restatement of Consolidated Financial Statements

On December 10, 2010, the Company acquired certain assets and assumed certain liabilities of Earthstar Bank (“Earthstar”) in loss-share transactions facilitated by the FDIC. Initially, the Company identified certain loans to be accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. ASC 310-30 applies to loans acquired with evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310-30. For all other loans the entire discount was being accreted into earnings. As accretion of the discount on these loans was being recognized, the Company also recognized a provision for loan losses that corresponded to the credit component of the discount being accreted. Subsequently, the Company determined that this approach was not consistent with GAAP. The Company concluded that such loans are more indicative of those accounted for by analogy to ASC 310-30 due to the inherent risk in the portfolio, the discount recognized for these loans was attributable at least in part to credit quality, the Company being unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable, as well as local economic and real estate conditions that continue to exhibit a long and slow recovery which would add pressure to the ability of creditors to continue to make contractual payments or to realize proceeds from the sale of collateral sufficient to cover debt obligations. As a result, certain reclassifications occurred primarily between the allowance for loan losses and loans receivable, interest income on loans, provision for loan losses and deferred income taxes and tax expense.

The effects of the restatement on the Company’s consolidated balance sheet, statement of income, and statement of cash flows as of and for the three month period ended March 31, 2011 are summarized as follows:

	As of and for the Three Months Ended
Condensed Consolidated Statement of Income	March 31, 2011

	As Previously
	Reported	Adjustment	As Restated

Interest and dividend income
Loans receivable	$2,614,838	$(385,186)	$2,229,652
Total interest and dividend income	3,187,860	(385,186)	2,802,674
Net interest income before provision for loan losses	2,314,741	(385,186)	1,929,555
Provision for loan losses	309,481	(283,715)	25,766
Net interest income after provision for loan losses	2,005,260	(101,471)	1,903,789
Noninterest income
Other noninterest income	38,201	12,275	50,476
Total noninterest income	169,199	12,275	181,474
Income before income tax expense (benefit)	78,516	(89,195)	(10,679)
Income tax expense (benefit)	26,049	(30,326)	(4,277)
Net income (loss)	52,467	(58,869)	(6,402)
Earnings per share	0.02	(0.02)	-

Condensed Consolidated Balance Sheet

Assets
Loans receivable	$140,949,313	$(24,608)	$140,924,705
Covered loans	31,734,525	(337,932)	31,396,593
Allowance for loan losses	1,146,354	(283,715)	862,639
Other assets	1,846,101	(10,371)	1,835,730
Total assets	279,147,885	(89,196)	279,058,689
Liabilities
Other liabilities	2,109,465	(30,327)	2,079,138
Total liabilities	251,759,942	(30,327)	251,729,615
Stockholders' Equity
Retained earnings	15,053,682	(58,869)	14,994,813
Total stockholders' equity	27,387,943	(58,869)	27,329,074
Total liabilities and stockholders' equity	279,147,885	(89,196)	279,058,689

Condensed Consolidated Statement of Cash Flows
Operating activities
Net income (loss)	$52,467	$(58,869)	$(6,402)
Provision for loan losses	309,481	(283,715)	25,766
Deferred federal income taxes	(8,472)	66,136	57,664
Other, net	151,964	(86,092)	65,872
Net cash provided by operating activities	674,095	(362,541)	311,554
Investing activities
Increase in loans receivable, net	(2,425,666)	24,608	(2,401,058)
Decrease in covered loans	1,073,561	337,932	1,411,493
Net cash used for investing activities	(27,057,431)	362,540	(26,694,891)

2.	Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	March 31,
	2011	2010
Net Income (loss):	$(6,402)	$215,982

Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(149,154)	(147,172)
Less weighted average number of unearned ESOP shares	(93,629)	(102,269)
Less weighted average number of nonvested restricted stock awards	(18,502)	(30,814)
Weighted average shares outstanding basic	3,044,965	3,025,995
Weighted average shares outstanding diluted	3,044,965	3,025,995
Earnings per share:
Basic	$0.00	$0.07
Diluted	0.00	0.07

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

U.S. generally accepted accounting principles prohibits carrying over an allowance for loan losses for impaired loans purchased in the Earthstar FDIC-assisted acquisition. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans with specific evidence of credit impairment acquired in the Earthstar acquisition was $3.3 million and the estimated fair value of the loans was $1.6 million. Total contractually required payments on these loans, including interest, at the acquisition date was $4.4 million. However, the Company’s preliminary estimate of expected cash flows was $1.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer or liquidation of collateral) of $2.7 million relating to these impaired loans, reflected in the recorded net fair value. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $114,448 on the acquisition date relating to these impaired loans.

7

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 53% of the total loans pooled at March 31, 2011, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 38 percent of the total loans pooled at March 31, 2011. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 5 percent of the total loans pooled at March 31, 2011. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at March 31, 2011. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows. The table below presents the components of the acquisition accounting adjustments related to the loans acquired in the Earthstar acquisition accounted for under ASC 310-30 and ASC 310-30 by analogy as of the beginning of the period ended March 31, 2011:

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(unaudited)

Contractually required principal and interest	$4,419,384	$51,386,762
Non-accretable discount	(2,657,833)	(8,289,676)
Expected cash flows	1,761,551	43,097,086
Accretable yield	(114,448)	(10,665,986)
Basis in acquired loans	$1,647,103	$32,431,100

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

March 31, 2011
	(unaudited)		December 31, 2010
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)
Outstanding balance	$4,411,707	$48,989,983	$4,419,384	$51,386,762
Carrying amount, net of allowance	$1,628,157	$30,892,667	$1,647,103	$32,431,100

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2011 and December 31, 2010. In addition, there has been no allowance for loan losses reversed.

8

Changes in the accretable yield for acquired loans were as follows for the three-months ended March 31, 2011 (unaudited):

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(Unaudited)
Balance at beginning of period	$114,448	$10,665,986
Reclassification and other	-	(343,149)
Accretion	(16,240)	(475,799)
Balance at end of period	$98,208	$9,847,038

The $476,000 recognized as accretion for acquired loans without specific evidence of deterioration in credit quality represents the interest income earned on these loans for the three-months ended March 31, 2011. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $39,000 of reclassifications from non-accretable discounts to accretable discounts. The remaining $(383,000) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the period. There was no additional accretion recognized since there was no change in the expected cash flows related to these loans during the period.

4.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended
	March 31,
	2011	2010
Net income (loss):	$(6,402)	$215,982
Other comprehensive income, net of tax
Changes in net unrealized gain on investment securities available for sale, net of taxes of $6,168 and $41,017	11,973	79,621
Reclassification adjustment for realized gains on investment securities included in net income, net of taxes of $0 and $(99,897)	-	(193,918)

Other comprehensive income (loss), net of tax	11,973	(114,297)

Comprehensive income	$5,571	$101,685

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$6,919,647	$402,192	$-	$7,321,839
Freddie Mac	1,013,761	56,650	-	1,070,411
Government National Mortgage Association	1,020,462	124,397	-	1,144,859
Collateralized mortgage obilgations- government sponsored entities	5,297,520	26,405	(36,149)	5,287,776
Total mortgage-backed securities	14,251,390	609,644	(36,149)	14,824,885
Corporate securities	10,536,082	322,639	-	10,858,721
Total debt securities	24,787,472	932,283	(36,149)	25,683,606
Equity securities - financial services	18,500	-	(8,300)	10,200

Total	$24,805,972	$932,283	$(44,449)	$25,693,806

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$42,389,286	$143,687	$(452,221)	$42,080,752
Freddie Mac	11,126,485	27,325	(57,506)	11,096,304
Total mortgage-backed securities	$53,515,771	$171,012	$(509,727)	$53,177,056

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obilgations- government sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed securities	$26,127,630	$165,083	$(217,571)	$26,075,142

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

6.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2011	2010

Mortgage Loans:
One-to-four family	$122,528,589	$119,085,014
Multi-family and commercial	9,692,532	10,272,043
	132,221,121	129,357,057

Home equity loans	2,787,726	2,918,492
Home equity lines of credit ("HELOCs")	1,959,632	2,023,561
Education loans	3,063,542	3,178,622
Other consumer loans	28,640	29,062
Non-covered consumer loans purchased	1,124,231	1,270,117
Covered loans	31,396,593	32,808,086
	172,581,485	171,584,997
Less:
Net deferred loan fees	260,187	277,627
Allowance for loan losses	862,639	833,984

Total	$171,458,659	$170,473,386

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

At March 31, 2011 (unaudited), and December 31, 2010, the Company had $31.4 million and $32.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.6 million at March 31, 2011 (unaudited) and December 31, 2010. There were no significant increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and December 31, 2010, or through March 31, 2011 (unaudited). The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $29.8 million and $31.2 million at March 31, 2011 (unaudited) and December 31, 2010, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

The components of covered loans by portfolio class as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$17,761,703	$18,771,142
Multi-family and commercial	12,555,532	12,783,952
	30,317,235	31,555,094
Commercial	1,079,358	1,252,992
Total Loans	$31,396,593	$32,808,086

The following table shows the breakdown of covered loans that are current, past due, non-accrual, and loans past due greater than 90 days and still accruing as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
							Recorded
	30-59	60-89				Total	Investment >
	Days	Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Mortgage loans:
One-to-four family	$733,942	$367,693	$739,785	$1,841,420	$15,920,283	$17,761,703	$-
Multi-family and commercial	93,823	5,106	258,956	357,885	12,197,647	12,555,532	-
Commercial	-	-	-	-	1,079,358	1,079,358	-
Total	$827,765	$372,799	$998,741	$2,199,305	$29,197,288	$31,396,593	$-

	At December 31, 2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Mortgage loans:
One-to-four family	$2,056,663	$123,007	$206,035	$2,385,705	$16,385,437	$18,771,142	$-
Multi-family and commercial	145,487	-	178,512	323,999	12,459,953	12,783,952	-
Commercial	-	-	595,768	595,768	657,224	1,252,992	-
Total	$2,202,150	$123,007	$980,315	$3,305,472	$29,502,614	$32,808,086	$-

The following table presents covered loans that currently are not accruing interest as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011	As of December 31, 2010
Mortgage loans:
One-to-four family	$739,785	$305,466
Multi-family and commercial	258,956	178,512
Commercial	-	595,768
	$998,741	$1,079,746

8.	Allowance for Loan Losses

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

Changes in the allowance for loan losses for the quarter ended March 31, 2011 and December 31, 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
Allowance at beginning of period	$833,984	$1,115,141
Provision (recovery) for loan losses	25,766	(134,484)
Charge-offs	-	-
Recoveries	2,889	1,350
Net charge-offs	2,889	1,350
Allowance at end of period	$862,639	$982,007

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $862,639 adequate to cover loan losses inherent in the loan portfolio, at March 31, 2011.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method of non-covered loans as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
		Multi-family
	One-to-	and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Allowance at beginning of period	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984
Provision (recovery) for loan losses	18,707	2,631	(653)	(87)	5,168	25,766
Charge-offs	-	-	-	-	-	-
Recoveries	2,889	-	-	-	-	2,889
Net charge-offs	2,889	-	-	-	-	2,889
Allowance at end of period	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Ending Balance	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$540,778	$276,917	$13,939	$9,798	$21,207	$862,639

Loans:
Ending Balance	$122,528,589	$9,692,532	$2,787,726	$1,959,632	$4,216,413	$141,184,892

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$122,528,589	$9,692,532	$2,787,726	$1,959,632	$4,216,413	$141,184,892

	At December 31, 2010
		Multi-family
	One-to-	and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

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

	At March 31, 2011
	One-to-			Education	Non-covered Consumer
	Four Family	Home		and Other	Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$121,749,036	$2,787,726	$1,925,332	$3,011,288	$1,112,183
Nonperforming	779,553	-	34,300	80,894	12,048
Total	$122,528,589	$2,787,726	$1,959,632	$3,092,182	$1,124,231

	At December 31, 2010
	One-to-			Education	Non-covered Consumer
	Four Family	Home		and Other	Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$118,335,481	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	749,533	-	46,649	215,121	11,209
Total	$119,085,014	$2,918,492	$2,023,561	$3,207,684	$1,270,117

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At March 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-Four Family
Real Estate	$334,478	$157,804	$779,553	$1,271,835	$121,256,754	$122,528,589	$-
Multi-family and
Commercial Real Estate	-	-	-	-	9,692,532	9,692,532	-
Home Equity	-	-	-	-	2,787,726	2,787,726	-
HELOCs	-	-	34,300	34,300	1,925,332	1,959,632	-
Education and Other
Consumer	49,156	28,174	80,894	158,224	2,933,958	3,092,182	-
Non-covered Consumer Loans
Puchased	66,921	2,474	12,048	81,443	1,042,788	1,124,231	-
Total	$450,555	$188,452	$906,795	$1,545,802	$139,639,090	$141,184,892	$

	At December 31, 2010
							Recorded
	30-59	60-89				Total	Investment >
	Days	Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-Four Family
Real Estate	$389,875	$741,652	$749,533	$1,881,060	$117,203,954	$119,085,014	$-
Multi-family and
Commercial Real Estate	20,967	-	-	20,967	10,251,076	10,272,043	-
Home Equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and Other
Consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Non-covered Consumer Loans
Puchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$480,370	$767,805	$1,022,512	$2,270,687	$136,506,224	$138,776,911	$

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

12.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,033,156	$8,033,156	$54,004,549	$54,004,549
Investment securities
Available for sale	25,693,806	25,693,806	27,350,263	27,350,263
Held to maturity	53,515,771	53,177,056	26,127,630	26,075,142
Net loans receivable	171,458,659	176,462,621	170,473,386	178,676,219
Accrued interest receivable	1,099,970	1,099,970	1,073,223	1,073,223
FDIC indemnification asset	5,408,461	5,408,461	5,397,192	5,397,192
Federal Home Loan Bank stock	3,292,300	3,292,300	3,465,600	3,465,600
Bank-owned life insurance	4,157,636	4,157,636	4,140,267	4,140,267

Financial liabilities:
Deposits	$217,311,776	$219,079,418	$239,705,812	$241,401,576
FHLB advances - short-term	5,000,000	5,000,000	-	-
FHLB advances - long-term	26,520,025	30,841,224	28,426,193	29,900,092
Advances by borrowers for taxes and insurance	717,901	717,901	1,005,753	1,005,753
Accrued interest payable	100,775	100,775	103,534	103,534

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: the ability to successfully integrate the operations of Earthstar Bank; changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2010 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov . These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Securities .   Securities are reported at fair value adjusted for premiums and discounts which are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost, and that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses.  Management systematically evaluates securities for other than temporary declines in fair value on a quarterly basis.

Allowance for loan losses .   The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $279.1 million, a decrease of $19.7 million, or 6.6%, from total assets of $298.8 million at December 31, 2010.  The decrease in assets resulted primarily from a $46.0 million decrease in cash and cash equivalents, partially offset by a $27.4 million increase in investment securities held to maturity.  Total liabilities at March 31, 2011 were $251.8 million compared to $271.6 million at December 31, 2010, a decrease of $19.8 million, or 7.3%.  The decrease in liabilities was primarily due to a $22.4 million decrease in deposits, partially offset by a $5.0 million increase in FHLB advances-short-term.  Total stockholders’ equity remained stable at $27.3 million at March 31, 2011 and December 31, 2010.

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

Loans receivable, net, increased $1,985,000 or 0.6%, to $171.5 million at March 31, 2011, compared to $170.5 million at December 31, 2010.  The size of our 1-4 family mortgage loan portfolio increased during the three months ended March 31, 2011 due primarily to an increase in loan originations during the quarter. The Bank did not sell any loans during the quarter.

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

Comparison of Operating Results For The Three Months Ended March 31, 2011 and 2010

General.   We recorded a net loss of $6,000 during the three months ended March 31, 2011, compared to net income of $216,000 during the three months ended March 31, 2010. The loss for the three months ended March 2011 period was primarily due to higher net interest income, offset by lower noninterest income and higher noninterest expense.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March
	2011	2010
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,230	$2,112
Investment securities	569	459
Other interest and dividend income	4	1
Total interest and dividend income	2,803	2,572
Interest Expense:
Deposits	673	741
FHLB advances - short-term	3	-
FHLB advances - long-term	191	206
Advances by borrowers for taxes and insurance	6	7
Total interest expense	873	954
Net interest income	$1,930	$1,618

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011		2010
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
		(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$173,976	5.13%	$150,556	5.61%
Investment securities	71,837	3.17	43,808	4.19
Other interest-earning assets	24,676	0.07	7,655	0.05
Total interest-earning assets	270,489	4.20%	202,019	5.16%
Noninterest-earning assets:	15,933		14,716
Allowance for Loan Losses	(792)		(1,114)
Total assets	$285,630		$215,621

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,121	0.62%	$11,230	0.65%
Money market deposits	55,561	0.66	32,779	1.22
Savings accounts	29,874	0.45	29,782	0.60
Time deposits	118,241	1.82	80,562	2.86
Total interest-bearing deposits	216,797	1.26%	154,353	1.95%
FHLB advances - short-term	1,778	0.68	-	-
FHLB advances - long-term	27,398	2.83	29,084	2.87
Advances by borrowers for taxes and insurance	1,024	2.38	1,300	2.18
Total interest-bearing liabilities	246,997	1.43%	184,737	2.09%
Noninterest-bearing liabilities:	11,309		6,776
Total liabilities	258,306		191,513
Retained earnings	27,324		24,108
Total liabilities and retained earnings	$285,630		$215,621

Interest rate spread		2.77%		3.07%
Net yield on interest-bearing assets		2.89%		3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities		109.51%		109.35%

Our net interest rate spread decreased to 2.77% for the three months ended March 31, 2011 from 3.07% for the same period in 2010. Net interest income for the three months ended March 31, 2011 increased $312,000 to $1.9 million, or 19.3% from $1.6 million during the same period last year.  The primary reasons for the increase in net interest income for the three month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances, partially offset by a lower average yield earned on loans and investment securities.  The average balance of loans increased during the three months ended March 31, 2011 due to the increased balance of loan acquired from the former Earthstar Bank, increased loan originations from the same period last year as well as lower loan sales during the current period as compared to last year. Lower interest expense on deposits for the three months ended March 31, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three month period ended March 31, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

Provision for Loan Losses. We recorded a provision for loan losses of $26,000 for the three months ended March 31, 2011 as compared to a credit provision for loan losses of $134,000 for the three months ended March 31, 2010.  The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

Noninterest Income.     The following table summarizes noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Service fees on deposit accounts	$30	$19
Earnings on bank-owned life insurance	17	24
Investment securities gains, net	-	294
Gain on sale of loans, net	-	26
Rental income	73	73
Accretion of FDIC indemnification asset	11	-
Other	50	52
Total	$181	$488

The $307,000 decrease in noninterest income during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a $294,000 and $26,000 decrease in gains on the sale of loans and investments, respectively and a $7,000 decrease in earnings on Bank-owned life insurance, partially offset by a $11,000 increase in service fees on deposit accounts.

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

Income Taxes.     We recorded a tax benefit of $4,000 for the three months ended March 31, 2011 compared to a tax benefit of $44,000 during the three months ended March 31, 2010.  The reduction of tax benefit resulted from the increase in our taxable operating profits.

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

Off-Balance Sheet Arrangements .   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.

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

POLONIA BANCORP

Date: March 14, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

POLONIA BANCORP

Date: March 14, 2012	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)