Form 10-Q/A
period 2011-06-30
Polonia Bancorp
filed 2012-03-14
CIK 1368252

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

Polonia Bancorp

Quarterly Report on Form 10-Q/A for the period ended June 30, 2011

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

POLONIA BANCORP

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(Restated)
ASSETS
Cash and due from banks	$2,457,605	$2,426,126
Interest-bearing deposits with other institutions	11,137,359	51,578,423
Cash and cash equivalents	13,594,964	54,004,549

Investment securities available for sale	18,522,762	27,350,263
Investment securities held to maturity (fair value $60,112,602 and $26,075,142)	59,400,359	26,127,630
Loans receivable	139,266,604	138,499,284
Covered loans	29,334,111	32,808,086
Total loans	168,600,715	171,307,370
Less: allowance for loan losses	953,025	833,984
Net loans	167,647,690	170,473,386
Accrued interest receivable	1,066,277	1,073,223
Federal Home Loan Bank stock	3,127,600	3,465,600
Premises and equipment, net	4,612,214	4,571,178
Bank-owned life insurance	4,175,005	4,140,267
FDIC indemnification asset	5,444,690	5,397,192
Other assets	1,719,614	2,225,661
TOTAL ASSETS	$279,311,175	$298,828,949

LIABILITIES
Deposits	$217,035,445	$239,705,812
FHLB advances - long-term	31,378,495	28,426,193
Advances by borrowers for taxes and insurance	1,072,469	1,005,753
Accrued interest payable	117,307	103,534
Other liabilities	2,181,217	2,328,096
TOTAL LIABILITIES	251,784,933	271,569,388

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	13,948,898	13,863,863
Retained earnings	15,215,441	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (90,749 and 95,043 shares)	(907,499)	(950,437)
Treasury Stock (149,154 shares)	(1,262,141)	(1,262,141)
Accumulated other comprehensive income	498,480	573,998
TOTAL STOCKHOLDERS' EQUITY	27,526,242	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,311,175	$298,828,949

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,304,503	$2,078,260	$4,534,155	$4,190,114
Investment securities	662,787	407,739	1,232,283	867,057
Other interest and dividend income	941	1,227	4,468	1,968
Total interest and dividend income	2,968,231	2,487,226	5,770,906	5,059,139

INTEREST EXPENSE
Deposits	665,311	713,841	1,338,638	1,455,183
FHLB advances - short-term	7,886	-	11,187	-
FHLB advances - long-term	193,544	204,267	384,288	410,132
Advances by borrowers for taxes and insurance	5,292	5,450	11,039	12,460
Total interest expense	872,033	923,558	1,745,152	1,877,775

NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR LOAN LOSSES	2,096,198	1,563,668	4,025,754	3,181,364
Provision (credit) for loan losses	89,423	(77,650)	115,189	(212,134)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	2,006,755	1,641,318	3,910,565	3,393,498

NONINTEREST INCOME
Service fees on deposit accounts	53,116	22,060	82,686	40,776
Earnings on bank-owned life insurance	17,369	23,166	34,738	47,550
Investment securities gains, net	218,095	-	218,095	293,815
Gain on sale of loans, net	104,023	111,303	104,023	137,377
Rental income	77,745	70,601	150,535	143,316
Other	111,506	232,247	173,252	284,223
Total noninterest income	581,854	459,377	763,329	947,057

NONINTEREST EXPENSE
Compensation and employee benefits	1,217,527	921,343	2,318,046	1,792,641
Occupancy and equipment	340,596	244,401	693,786	508,525
Federal deposit insurance premiums	114,277	80,842	206,668	230,078
Data processing expense	161,942	70,477	313,166	138,742
Professional fees	95,729	95,119	189,743	187,885
Other	422,618	540,998	727,223	1,162,810
Total noninterest expense	2,352,689	1,953,180	4,448,632	4,020,681

Income before income tax expense	235,940	147,515	225,262	319,874
Income tax expense	15,312	48,103	11,036	4,480

NET INCOME	$220,628	$99,412	$214,226	$315,394

EARNINGS PER SHARE	$0.07	$0.03	$0.07	$0.10

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Unallocated Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561
Net income (restated)				214,226				214,226	$214,226
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $(38,904)							(75,518)	(75,518)	(75,518)
Comprehensive income (restated)									$138,708
Stock options compensation expense			44,795					44,795
Allocation of unearned ESOP shares			(17,626)		42,938			25,312
Allocation of unearned restricted stock			57,866					57,866

Balance, June 30, 2011 (restated)	3,306,250	$33,063	$13,948,898	$15,215,441	$(907,499)	$(1,262,141)	$498,480	$27,526,242

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES
Net income	$214,226	$315,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	115,189	(212,134)
Depreciation, amortization and accretion	295,650	211,126
Investment securities gains, net	(218,095)	(293,815)
Origination of loans held for sale	(6,741,669)	(7,439,455)
Proceeds from sale of loans	6,845,692	7,576,832
Net gain on sale of loans	(104,023)	(137,377)
Earnings on bank-owned life insurance	(34,738)	(47,550)
Deferred federal income taxes	(5,660)	(6,300)
Decrease in accrued interest receivable	6,946	89,805
Increase in accrued interest payable	13,773	36,212
Compensation expense for stock options, ESOP and restricted stock	127,973	129,032
Other, net	378,771	(59,205)
Net cash provided by operating activities	894,035	162,565

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,044,294	6,483,428
Proceeds from principal repayments and maturities	2,821,073	7,015,080
Purchases	-	(7,376,563)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,135,114	1,217,903
Purchases	(36,490,767)	(4,125,229)
Decrease (increase) in loans receivable, net	(728,249)	5,353,687
Decrease in covered loans	3,325,181	-
Redemptions of Federal Home Loan Bank stock	338,000	-
Purchase of Federal Home Loan Bank stock	-	(54,600)
Purchase of premises and equipment	(201,925)	(64,784)
Net cash (used for) provided by investing activites	(21,757,279)	8,448,922

FINANCING ACTIVITES
Decrease in deposits, net	(22,565,359)	(5,316,635)
Repayment of FHLB advances - long-term	(2,047,698)	(1,771,022)
Proceeds of FHLB advances - long-term	5,000,000	4,000,000
Increase (decrease) in advances by borrowers for taxes and insurance, net	66,716	(111,269)
Net cash used for financing activites	(19,546,341)	(3,198,926)
Increase (decrease) in cash and cash equivalents	(40,409,585)	5,412,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,594,964	$13,839,090

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,731,379	$1,841,563
Income taxes	35,000	30,000

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements .  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income .  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

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

The effects of the restatement on the Company’s consolidated balance sheet, statement of income, and statement of cash flows as of and for the three and six month periods ended June 30, 2011 are summarized as follows:

	As of and for the Three Months Ended			As of and for the Six Months Ended
Condensed Consolidated Statement of Income	June 30, 2011			June 30, 2011
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Interest and dividend income
Loans receivable	$2,749,710	$(445,207)	$2,304,503	$5,352,272	$(818,117)	$4,534,155
Total interest and dividend income	3,413,438	(445,207)	2,968,231	6,589,023	(818,117)	5,770,906
Net interest income before provision for loan losses	2,541,405	(445,207)	2,096,198	4,843,871	(818,117)	4,025,754
Provision for loan losses	409,950	(320,527)	89,423	719,431	(604,242)	115,189
Net interest income after provision for loan losses	2,131,455	(124,680)	2,006,775	4,124,440	(213,875)	3,910,565
Income before income tax expense	360,619	(124,679)	235,940	439,137	(213,875)	225,262
Income tax expense	57,703	(42,391)	15,312	83,753	(72,717)	11,036
Net income	302,916	(82,288)	220,628	355,384	(141,158)	214,226
Earnings per share	0.10	(0.03)	0.07	0.12	(0.05)	0.07

Condensed Consolidated Balance Sheet

Assets
Loans receivable				$139,295,332	$(28,728)	$139,266,604
Covered loans				30,112,238	(778,127)	29,334,111
Allowance for loan losses				1,557,267	(604,242)	953,025
Other assets				1,730,876	(11,262)	1,719,614
Total assets				279,525,050	(213,875)	279,311,175
Liabilities
Other liabilities				2,253,934	(72,717)	2,181,217
Total liabilities				251,857,650	(72,717)	251,784,933
Stockholders' Equity
Retained earnings				15,356,599	(141,158)	15,215,441
Total stockholders' equity				27,667,400	(141,158)	27,526,242
Total liabilities and stockholders' equity				279,525,050	(213,875)	279,311,175

Condensed Consolidated Statement of Cash Flows
Operating activities
Net income				$355,384	$(141,158)	$214,226
Provision for loan losses				719,431	(604,242)	115,189
Deferred federal income taxes				(16,944)	11,284	(5,660)
Other, net				451,510	(72,739)	378,771
Net cash provided by operating activities				1,700,890	(806,855)	894,035
Investing activities
Increase in loans receivable, net				(756,977)	28,728	(728,249)
Decrease in covered loans				2,547,054	778,127	3,325,181
Net cash used for investing activities				(22,564,134)	806,855	(21,757,279)

2.	Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$220,628	$99,412	$214,226	$315,394

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(149,154)	(147,172)	(149,154)	(147,172)
Less weighted average number of unearned ESOP shares	(91,469)	(100,109)	(92,543)	(101,183)
Less weighted average number of nonvested restricted stock awards	(16,484)	(28,796)	(16,955)	(29,267)
Weighted average shares outstanding basic	3,049,143	3,030,173	3,047,598	3,028,628
Weighted average shares outstanding diluted	3,049,143	3,030,173	3,047,598	3,028,628
Earnings per share:
Basic	$0.07	$0.03	$0.07	$0.10
Diluted	0.07	0.03	0.07	0.10

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

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 54% of the total loans pooled at June 30, 2011, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 37 percent of the total loans pooled at June 30, 2011. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 5 percent of the total loans pooled at June 30, 2011. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at June 30, 2011. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows. The table below presents the components of the acquisition accounting adjustments related to the loans acquired in the Earthstar acquisition accounted for under ASC 310-30 and ASC 310-30 by analogy as of the beginning of the period ended June 30, 2011:

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(unaudited)

Contractually required principal and interest	$4,419,384	$51,386,762
Non-accretable discount	(2,657,833)	(8,289,676)
Expected cash flows	1,761,551	43,097,086
Accretable yield	(114,448)	(10,665,986)
Basis in acquired loans	$1,647,103	$32,431,100

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

June 30, 2011
	(unaudited)		December 31, 2010
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$4,395,705	$46,131,545	$4,419,384	$51,386,762

Carrying amount, net of allowance	$1,549,382	$28,805,398	$1,647,103	$32,431,100

During the six-months ended June 30, 2011, the Company recorded a provision of $75,013 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There has been no allowance for loan losses reversed. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2010 as well as those acquired without specific evidence of deterioration in credit quality as of June 30, 2011.

Changes in the accretable yield for acquired loans were as follows for the six-months ended June 30, 2011 (unaudited):

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(Unaudited)
Balance at beginninng of period	$114,448	$10,665,986
Reclassification and other	(1,370)	(615,669)
Accretion	(32,480)	(927,288)
Balance at end of period	$80,598	$9,123,029

The $927,000 recognized as accretion for acquired loans without specific evidence of deterioration in credit quality represents the interest income earned on these loans for the six-months ended June 30, 2011. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $87,000 of reclassifications from non-accretable discounts to accretable discounts. The remaining $(702,000) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the period. There was no additional accretion recognized since there was no change in the expected cash flows related to these loans during the period.

4.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$220,628	$99,412	$214,226	$315,394
Other comprehensive income (loss), net of tax:
Changes in net unrealized gain on investment securities available for sale, net of taxes of $29,081, $39,160, $35,249 and $80,177	56,452	76,017	68,425	155,638
Reclassification adjustment for realized gains on investment securities included in net income, net of taxes of $(74,152), $0, $(74,152) and $(99,897)	(143,943)	-	(143,943)	(193,918)

Other comprehensive income (loss), net of tax	(87,491)	76,017	(75,518)	(38,280)

Comprehensive income	$133,137	$175,429	$138,708	$277,114

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$6,449,507	$408,983	$-	$6,858,490
Freddie Mac	270,889	20,746	-	291,635
Government National Mortgage Association	988,574	134,576	-	1,123,150
Collateralized mortgage obilgations- government sponsored entities	4,621,946	45,590	(40,188)	4,627,348
Total mortgage-backed securities	12,330,916	609,895	(40,188)	12,900,623
Corporate securities	5,418,073	157,626	(60)	5,575,639
Total debt securities	17,748,989	767,521	(40,248)	18,476,262
Equity securities - financial services	18,500	28,000	-	46,500

Total	$17,767,489	$795,521	$(40,248)	$18,522,762

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$48,532,054	$641,369	$(73,571)	$49,099,852
Freddie Mac	10,868,305	144,445	-	11,012,750
Total mortgage-backed securities	$59,400,359	$785,814	$(73,571)	$60,112,602

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities: Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obilgations- government sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed securities	$26,127,630	$165,083	$(217,571)	$26,075,142
10

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

6.	Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2011	2010
Mortgage Loans:
One-to-four family	$120,798,312	$119,085,014
Multi-family and commercial real estate	9,769,620	10,272,043
	130,567,932	129,357,057

Home equity loans	2,830,992	2,918,492
Home equity lines of credit ("HELOCs")	2,088,794	2,023,561
Education loans	2,950,394	3,178,622
Other consumer loans	3,602	29,062
Non-covered consumer loans purchased	1,095,682	1,270,117
Covered loans	29,334,111	32,808,086
	168,871,507	171,584,997
Less:
Net deferred loan fees	270,792	277,627
Allowance for loan losses	953,025	833,984

Total	$167,647,690	$170,473,386

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at June 30, 2011 and December 31, 2010 is dependent upon the local economic conditions .

7.	Covered Loans

At June 30, 2011 (unaudited), and December 31, 2010, the Company had $29.3 million and $32.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.5 million and $1.6 million at June 30, 2011 (unaudited) and December 31, 2010, respecitvely. There were no significant increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and December 31, 2010, or through June 30, 2011 (unaudited). The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $27.8 million and $31.2 million at June 30, 2011 (unaudited) and December 31, 2010, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

	June 30,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$16,845,702	$18,771,142
Multi-family and commercial real estate	11,478,617	12,783,952
	28,324,319	31,555,094
Commercial	1,009,792	1,252,992
Total Loans	$29,334,111	$32,808,086

8.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans, and consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to arrive at get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

·	Levels of and trends in delinquencies
·	Trends in volume and terms
·	Trends in credit quality ratings
·	Changes in management and lending staff
·	Economic trends
·	Concentrations of credit

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2011, the qualitative factors were reviewed and remained unchanged.

Changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 and December 31, 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Allowance at beginning of period	$862,639	$982,007	$833,984	$1,115,141
Provision (credit) for loan losses	89,423	(77,650)	115,189	(212,134)
Charge-offs	-	961	-	961
Recoveries	963	1,382	3,852	2,732
Net charge-offs	963	421	3,852	1,771
Allowance at end of period	$953,025	$904,778	$953,025	$904,778

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $953,025 adequate to cover loan losses inherent in the loan portfolio, at June 30, 2011.  Included in the allowance for loan losses is $75,013 related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Total
Allowance for loan losses:
Allowance at beginning of period	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	71,992	37,183	-	(437)	559	5,892	115,189
Charge-offs	-	-	-	-	-	-	-
Recoveries	3,852	-	-	-	-	-	3,852
Net charge-offs	3,852	-	-	-	-	-	3,852
Allowance at end of period	$595,026	$311,469	$-	$14,155	$10,444	$21,931	$953,025

Ending Balance	$595,026	$311,469	$-	$14,155	$10,444	$21,931	$953,025

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$524,452	$307,030	$-	$14,155	$10,444	$21,931	$878,012

Ending Balance: loans acquired with deteriorated credit quality	$70,574	$4,439	$-	$-	$-	$-	$75,013
Loans:
Ending Balance	$137,644,014	$21,248,237	$1,009,792	$2,830,992	$2,088,794	$4,049,678	$168,871,507

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$120,798,312	$9,769,620	$-	$2,830,992	$2,088,794	$2,953,996	$138,441,714

Ending balance: loans acquired with deteriorated credit quality	$16,845,702	$11,478,617	$1,009,792	$-	$-	$1,095,682	$30,429,793

	At December 31, 2010
		Multi-family
	One-to-	and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

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

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
		Multi - Family					Non-covered
	One-to-	and				Education	Consumer
	Four Family	Commercial		Home		and Other	Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$135,987,164	$21,070,973	$914,680	$2,830,992	$2,088,794	$2,915,366	$1,085,584
Nonperforming	1,656,850	177,264	95,112	-	-	38,630	10,098

Total	$137,644,014	$21,248,237	$1,009,792	$2,830,992	$2,088,794	$2,953,996	$1,095,682

	At December 31, 2010
		Multi - Family					Non-covered
	One-to-	and				Education	Consumer
	Four Family	Commercial		Home		and Other	Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$136,801,157	$22,877,483	$657,224	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	1,054,999	178,512	595,768	-	46,649	215,121	11,209

Total	$137,856,156	$23,055,995	$1,252,992	$2,918,492	$2,023,561	$3,207,684	$1,270,117

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
One-to-four family real estate	$540,622	$726,149	$1,656,850	$2,923,621	$134,720,393	$137,644,014	$-
Multi-family and commercial real estate	1,374,708	-	177,264	1,551,972	19,696,265	21,248,237	-
Commercial	-	-	95,112	95,112	914,680	1,009,792
Home equity	27,609	44,417	-	72,026	2,758,966	2,830,992	-
HELOCs	-	-	-	-	2,088,794	2,088,794	-
Education and other consumer	40,678	32,913	38,630	112,221	2,841,775	2,953,996	-
Non-covered consumer loans puchased	-	79,714	10,098	89,812	1,005,870	1,095,682	-
Total	$1,983,617	$883,193	$1,977,954	$4,844,764	$164,026,743	$168,871,507	$-

	At December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
One-to-four family real estate	$2,446,538	$864,659	$1,054,999	$4,366,196	$133,489,960	$137,856,156	$-
Multi-family and commercial real estate	166,454	-	178,512	344,966	22,711,029	23,055,995	-
Commercial	-	-	595,768	595,768	657,224	1,252,992
Home equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and other consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Non-covered consumer loans puchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$2,682,520	$890,812	$2,102,258	$5,675,590	$165,909,407	$171,584,997	$-

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

The Company had nonaccrual loans of $1,977,954 as of June 30, 2011 and $2,102,258 as of December 31, 2010.  Interest income on loans would have been increased by approximately $15,814 and $48,193 during those periods, if these loans had performed in accordance with their original terms.  Management considers commercial real estate loans which are 90 days or more past due to be impaired.  At June 30, 2011 and December 31, 2010, there were no loans considered to be impaired.

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

12.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$13,594,964	$13,594,964	$54,004,549	$54,004,549
Investment securities
Available for sale	18,522,762	18,522,762	27,350,263	27,350,263
Held to maturity	59,400,359	60,112,602	26,127,630	26,075,142
Net loans receivable	167,647,690	173,190,522	170,473,386	178,676,219
Accrued interest receivable	1,066,277	1,066,277	1,073,223	1,073,223
FDIC indemnification asset	5,444,690	5,444,690	5,397,192	5,397,192
Federal Home Loan Bank stock	3,127,600	3,127,600	3,465,600	3,465,600
Bank-owned life insurance	4,175,005	4,175,005	4,140,267	4,140,267

Financial liabilities:
Deposits	$217,035,445	$219,175,403	$239,705,812	$241,401,576
FHLB advances - long-term	31,378,495	30,698,283	28,426,193	29,900,092
Advances by borrowers for taxes and insurance	1,072,469	1,072,469	1,005,753	1,005,753
Accrued interest payable	117,307	117,307	103,534	103,534

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $279.3 million, a decrease of $19.5 million, or 6.5%, from total assets of $298.8 million at December 31, 2010.  The decrease in assets resulted primarily from a $40.0 million decrease in cash and cash equivalents, partially offset by a $24.4 million increase in investment securities.  Total liabilities at June 30, 2011 were $251.8 million compared to $271.6 million at December 31, 2010, a decrease of $19.8 million, or 7.3%.  The decrease in liabilities was primarily due to a $22.7 million decrease in deposits, partially offset by a $3.0 million increase in FHLB advances-long-term. Total stockholder’s equity increased to $27.5 million at June 30, 2011 from $27.3 million at December 31, 2010, an increase of $267,000, or 1.0%, primarily as a result of our operating profit.

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

Loans receivable decreased to $168.6 million from $171.3 million during the six months ended June 30, 2011, a decrease of $2.7 million or 1.6%. The decrease in loans receivable was mainly due to payoffs and repayments during the period.

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

Comparison of Operating Results For The Three and Six Months Ended June 30, 2011 and 2010

General.   We recorded net income of $221,000 during the three months ended June 30, 2011, compared to net income of $99,000 during the three months ended June 30, 2010.   The higher net income for the three month period ended June 30, 2011 was primarily related to higher net interest income, partially offset by higher noninterest expense.

We recorded net income of $214,000 during the six months ended June 30, 2011, compared to net income of $315,000 during the six months ended June 30, 2010.   The higher net income for the six month period ended June 30, 2011 was primarily related to higher net interest income and noninterest income, partially offset by higher noninterest expense.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,304	$2,078	$4,534	$4,190
Investment securities	663	408	1,232	867
Other interest and dividend income	1	1	5	2
Total interest and dividend income	2,968	2,487	5,771	5,059
Interest Expense:
Deposits	665	714	1,339	1,455
FHLB advances - short-term	8	-	11	-
FHLB advances - long-term	194	204	384	410
Advances by borrowers for taxes and insurance	5	5	11	13
Total interest expense	872	923	1,745	1,878
Net interest income	$2,096	$1,564	$4,026	$3,181

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$171,178	5.33%	$148,636	5.53%	$173,035	5.21%	$149,590	5.57%
Investment securities	79,406	3.30	42,613	3.79	72,981	3.36	43,207	3.99
Other interest-earning assets	9,000	0.04	9,993	0.04	16,165	0.06	8,831	0.05
Total interest-earning assets	259,584	4.59%	201,242	4.96%	262,181	4.44%	201,628	5.06%
Noninterest-earning assets:	20,400		14,451		20,339		14,583
Allowance for Loan Losses	(1,256)		(930)		(1,033)		(1,022)
Total assets	$278,728		$214,763		$281,487		$215,189

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,292	0.60%	$11,255	0.71%	$12,942	0.62%	$11,243	0.68%
Money market deposits	51,338	0.66	33,547	1.12	51,563	0.68	33,165	1.18
Savings accounts	30,109	0.44	29,634	0.51	29,975	0.44	29,707	0.56
Time deposits	114,696	1.84	80,089	2.81	118,807	1.80	80,324	2.86
Total interest-bearing deposits	209,435	1.27%	154,525	1.85%	213,287	1.27%	154,439	1.90%
FHLB advances - short-term	4,769	0.67	-	-	3,282	0.68	-	-
FHLB advances - long-term	28,060	2.77	28,788	2.84	27,731	2.79	28,935	2.86
Advances by borrowers for taxes and insurance	920	2.18	969	2.07	972	2.28	1,134	2.31
Total interest-bearing liabilities	243,184	1.44%	184,282	2.01%	245,272	1.43%	184,508	2.05%
Noninterest-bearing liabilities:	9,632		6,319		11,169		6,546
Total liabilities	252,816		190,601		256,441		191,054
Retained earnings	25,912		24,162		25,046		24,135
Total liabilities and retained earnings	$278,728		$214,763		$281,487		$215,189

Interest rate spread		3.15%		2.95%		3.00%		3.01%
Net yield on interest-bearing assets		3.24%		3.12%		3.10%		3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities		106.74%		109.20%		106.89%		109.28%

Our net interest rate spread increased to 3.15% for the three months ended June 30, 2011 from 2.95% for the same period in 2010.   Our net interest rate spread decreased to 3.00% for the six months ended June 30, 2011 from 3.01% for the same period in 2010. Net interest income for the three months ended June 30, 2011 increased $533,000 to $2.1 million, or 34.1% from $1.6 million during the same period last year.  Net interest income for the six months ended June 30, 2011 increased $844,000 to $4.0 million, or 26.6% from $3.2 million during the same period last year. The primary reasons for the increase in net interest income for the three and six month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances.  The average balance of loans increased during the three and six months ended June 30, 2011 due to the increased balance of loans acquired from the former Earthstar Bank, increased loan originations from the same period last year as well as reduced loan sales during the current period as compared to last year. Lower interest expense on deposits for the three and six months ended June 30, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three and six month periods ended June 30, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

Provision for Loan Losses.   We recorded a provision for loan losses of $89,000 for the three months ended June 30, 2011 as compared to a credit provision for loan losses of $78,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011 we recorded a provision for loan losses of $115,000 as compared to a credit provision for loan losses of $212,000 for the six months ended June 30, 2010. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.  Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

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

Income Taxes.     We recorded tax expense of $15,000 for the three months ended June 30, 2011 compared to tax expense of $48,000 during the three months ended June 30, 2010.  The decrease of tax expenses resulted from the increase in our taxable operating profits.

We recorded tax expense of $11,000 for the six months ended June 30, 2011 compared to tax expense of $4,000 during the six months ended June 30, 2010.  The increase of tax expenses resulted from the increase in our taxable operating profits.

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

101*   The following materials from the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2011, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

