Form 10-Q
period 2011-09-30
Polonia Bancorp
filed 2012-03-30
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐     No  ☒

As of March 26, 2012, there were 3,155,114 shares of the registrant’s common stock outstanding.

	POLONIA BANCORP
	Table of Contents
		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (Unaudited)	1

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and
	2010 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended
	September 30, 2011 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010
	(Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 6.	Exhibits	33

	Signatures	34

i

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$3,553,969	$2,426,126
Interest-bearing deposits with other institutions	15,185,162	51,578,423
Cash and cash equivalents	18,739,131	54,004,549

Investment securities available for sale	18,616,731	27,350,263
Investment securities held to maturity (fair value of $59,785,520 and $26,075,142)	57,430,850	26,127,630
Loans receivable	128,769,821	138,499,284
Covered loans	27,357,059	32,808,086
Total loans	156,126,880	171,307,370
Less: allowance for loan losses	1,182,480	833,984
Net loans	154,944,400	170,473,386
Accrued interest receivable	1,021,870	1,073,223
Federal Home Loan Bank stock	2,971,200	3,465,600
Premises and equipment, net	4,560,319	4,571,178
Bank-owned life insurance	4,189,744	4,140,267
FDIC indemnification asset	5,362,521	5,397,192
Other assets	2,167,718	2,225,661
TOTAL ASSETS	$270,004,484	$298,828,949

LIABILITIES
Deposits	$208,042,753	$239,705,812
FHLB advances - long-term	31,235,592	28,426,193
Advances by borrowers for taxes and insurance	535,833	1,005,753
Accrued interest payable	128,905	103,534
Other liabilities	2,529,640	2,328,096
TOTAL LIABILITIES	242,472,723	271,569,388

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	14,002,685	13,863,863
Retained earnings	15,332,249	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (89,317 and 95,043 shares)	(893,173)	(950,437)
Treasury Stock (151,136 and 149,154 shares)	(1,274,528)	(1,262,141)
Accumulated other comprehensive income	331,465	573,998
TOTAL STOCKHOLDERS' EQUITY	27,531,761	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$270,004,484	$298,828,949

See accompanying notes to the unaudited consolidated financial statements

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,209,375	$1,998,645	$6,743,531	$6,188,760
Investment securities	630,908	351,289	1,863,190	1,218,345
Other interest and dividend income	1,136	2,697	5,604	4,665
Total interest and dividend income	2,841,419	2,352,631	8,612,325	7,411,770

INTEREST EXPENSE
Deposits	644,654	687,690	1,983,292	2,142,873
FHLB advances - short-term	-	-	11,187	-
FHLB advances - long-term	210,659	205,028	594,947	615,159
Advances by borrowers for taxes and insurance	5,664	5,880	16,703	18,341
Total interest expense	860,977	898,598	2,606,129	2,776,373

NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR LOAN LOSSES	1,980,442	1,454,033	6,006,196	4,635,397
Provision (credit) for loan losses	229,041	(62,736)	344,230	(274,870)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	1,751,401	1,516,769	5,661,966	4,910,266

NONINTEREST INCOME
Service fees on deposit accounts	33,677	21,056	116,363	61,832
Earnings on bank-owned life insurance	14,739	21,539	49,477	69,089
Investment securities gains, net	16,489	-	234,584	293,815
Gain on sale of loans, net	250,051	134,406	354,074	271,783
Rental income	78,423	71,741	228,958	215,057
Other	56,923	51,535	230,175	335,757
Total noninterest income	450,302	300,277	1,213,631	1,247,333

NONINTEREST EXPENSE
Compensation and employee benefits	1,125,757	874,911	3,443,803	2,667,552
Occupancy and equipment	314,128	260,080	1,007,914	768,604
Federal deposit insurance premiums	6,297	72,651	212,964	302,729
Data processing expense	124,576	71,085	437,743	209,827
Professional fees	99,718	83,410	289,461	271,294
Other	360,679	357,676	1,087,902	1,520,486
Total noninterest expense	2,031,155	1,719,813	6,479,787	5,740,492

Income before income tax expense	170,549	97,233	395,810	417,107
Income tax expense	53,741	36,514	64,776	40,994

NET INCOME	$116,808	$60,719	$331,034	$376,113

EARNINGS PER SHARE - Basic and Diluted	$0.04	$0.02	$0.11	$0.12

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
	Shares of		Additional		Unallocated		Other
	Common	Common	Paid-In-	Retained	Shares Held	Treasury	Comprehensive		Comprehensive
	Stock	Stock	Capital	Earnings	by ESOP	Stock	Income	Total	Income

Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561

Net income				331,034				331,034	$331,034
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $(124,941)							(242,533)	(242,533)	(242,533)
Comprehensive income									$88,501
Purchase of treasury stock (1,982 shares, at cost)						(12,387)		(12,387)
Stock options compensation expense			67,193					67,193
Allocation of unearned ESOP shares			(15,171)		57,264			42,093
Allocation of unearned restricted stock			86,800					86,800

Balance, September 30, 2011	3,306,250	$33,063	$14,002,685	$15,332,249	$(893,173)	$(1,274,528)	$331,465	$27,531,761

See accompanying notes to the unaudited consolidated financial statements

POLONIA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$331,034	$376,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	344,230	(274,870)
Depreciation, amortization and accretion	429,930	347,182
Investment securities gains, net	(234,584)	(293,815)
Origination of loans held for sale	(17,173,036)	(12,555,278)
Proceeds from sale of loans	17,527,110	12,827,061
Net gain on sale of loans	(354,074)	(271,783)
Earnings on bank-owned life insurance	(49,477)	(69,089)
Deferred federal income taxes	(63,020)	(9,450)
Decrease in accrued interest receivable	51,353	62,677
Increase in accrued interest payable	25,371	57,632
Compensation expense for stock options, ESOP and restricted stock	196,086	192,365
Other, net	471,916	87,192
Net cash provided by operating activities	1,502,839	475,938

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,079,283	6,483,428
Proceeds from principal repayments and maturities	4,369,848	11,898,731
Purchases	(1,933,200)	(7,376,564)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,069,014	2,469,509
Purchases	(36,490,767)	(11,601,717)
Decrease in loans receivable, net	9,705,803	9,581,722
Decrease in covered loans	5,386,494	-
Redemptions of Federal Home Loan Bank stock	494,400	-
Purchase of Federal Home Loan Bank stock	-	(54,600)
Purchase of premises and equipment	(237,409)	(101,343)
Net cash (used for) provided by investing activites	(7,556,534)	11,299,166

FINANCING ACTIVITES
Decrease in deposits, net	(31,538,815)	(5,580,540)
Repayment of FHLB advances - long-term	(2,190,601)	(1,908,509)
Proceeds of FHLB advances - long-term	5,000,000	4,000,000
Purchase of treasury stock	(12,387)	(10,406)
Decrease in advances by borrowers for taxes and insurance, net	(469,920)	(674,106)
Net cash used for financing activites	(29,211,723)	(4,173,561)
Increase (decrease) in cash and cash equivalents	(35,265,418)	7,601,543

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,739,131	$16,028,073

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,580,758	$2,718,741
Income taxes	35,000	30,000

See accompanying notes to the unaudited consolidated financial statements

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2010.

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

Recent Accounting and Regulatory Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring ..  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company provided the necessary disclosures in Note 8.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80). The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$116,808	$60,719	$331,034	$376,113

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(149,994)	(147,926)	(149,437)	(147,426)
Less weighted average number of unearned ESOP shares	(89,316)	(97,956)	(91,456)	(100,096)
Less weighted average number of nonvested restricted stock awards	(14,477)	(26,789)	(15,405)	(27,717)
Weighted average shares outstanding basic	3,052,463	3,033,579	3,049,952	3,031,011
Weighted average shares outstanding diluted	3,052,463	3,033,579	3,049,952	3,031,011
Earnings per share:
Basic	$0.04	$0.02	$0.11	$0.12
Diluted	0.04	0.02	0.11	0.12

Options to purchase 153,903 shares at $9.40 per share of common stock as of September 30, 2011 and 2010, as well as 14,364 shares and 23,598 shares of restricted stock as of September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

U.S. generally accepted accounting principles prohibits carrying over an allowance for loan losses for impaired loans purchased in the Earthstar FDIC-assisted acquisition. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans with specific evidence of credit impairment acquired in the Earthstar acquisition was $3.3 million and the estimated fair value of the loans was $1.6 million. Total contractually required payments on these loans, including interest at the acquisition date was $4.4 million. However, the Company’s preliminary estimate of expected cash flows was $1.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer or liquidation of collateral) of $2.7 million relating to these impaired loans, reflected in the recorded net fair value. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $114,448 on the acquisition date relating to these impaired loans.

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 55% of the total loans pooled at September 30, 2011, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 39 percent of the total loans pooled at September 30, 2011. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 3 percent of the total loans pooled at September 30, 2011. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at September 30, 2011. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows. The table below presents the components of the acquisition accounting adjustments related to the loans acquired in the Earthstar acquisition accounted for under ASC 310-30 and ASC 310-30 by analogy as of the beginning of the period ended September 30, 2011:

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(unaudited)

Contractually required principal and interest	$4,419,384	$51,386,762
Non-accretable discount	(2,657,833)	(8,289,676)
Expected cash flows	1,761,551	43,097,086
Accretable yield	(114,448)	(10,665,986)
Basis in acquired loans	$1,647,103	$32,431,100

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	September 30, 2011 (unaudited)		December 31, 2010
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$3,909,688	$43,771,907	$4,419,384	$51,386,762

Carrying amount, net of allowance	$1,243,817	$27,090,318	$1,647,103	$32,431,100

During the nine-months ended September 30, 2011, the Company recorded a provision of $80,084 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There has been no allowance for loan losses reversed. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2010 as well as those acquired without specific evidence of deterioration in credit quality as of September 30, 2011.

Changes in the accretable yield for acquired loans were as follows for the nine-months ended September 30, 2011 (unaudited):

		Acquired Loans
		Without Specific
	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)
	(Unaudited)
Balance at beginning of period	$114,448	$10,665,986
Reclassifications and other	-	(983,031)
Accretion	(53,724)	(1,349,973)
Balance at end of period	$60,724	$8,332,982

The $1,349,973 recognized as accretion for acquired loans without specific evidence of deterioration in credit quality represents the interest income earned on these loans for the nine-months ended September 30, 2011. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $181,000 of reclassifications from non-accretable discounts to accretable discounts. The remaining $(1,164,031) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the period. There was no aitional accretion recognized since there was no change in the expected cash flows related to these loans during the period.

4.	Comprehensive Income

In complying with U. S. generally accepted accounting principles, the Company has developed the following table, which includes the tax effects of the components of other comprehensive income.  Other comprehensive income  consists of net unrealized gains on securities available for sale. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$116,808	$60,719	$331,034	$376,113
Other comprehensive income (loss), net of tax:
Changes in net unrealized gain (loss) on investment securities available for sale, net of taxes of $(80,432), $84,634, $(45,183) and $164,811	(156,132)	164,289	(87,708)	319,927
Reclassification adjustment for realized gains on investment securities included in net income, net of taxes of $(5,606), $0, $(79,759) and $(99,897)	(10,883)	-	(154,825)	(193,918)

Other comprehensive income (loss), net of tax	(167,015)	164,289	(242,533)	126,009

Comprehensive loss (income)	$(50,207)	$225,008	$88,501	$502,122

5.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$5,825,723	$376,987	$-	$6,202,710
Freddie Mac	255,100	18,984	-	274,084
Government National Mortgage
Association	920,594	127,140	-	1,047,734
Collateralized mortgage obilgations-
government sponsored entities	4,142,008	82,142	(25,839)	4,198,311
Total mortgage-backed
securities	11,143,425	605,253	(25,839)	11,722,839
Corporate securities	6,971,086	57,694	(134,888)	6,893,892
Total debt securities	$18,114,511	$662,947	$(160,727)	$18,616,731

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$46,941,892	$1,921,156	$-	$48,863,048
Freddie Mac	10,488,958	433,514	-	10,922,472
Total mortgage-backed
securities	$57,430,850	$2,354,670	$-	$59,785,520

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage
Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage obilgations-
government sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed
securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed
securities	$26,127,630	$165,083	$(217,571)	$26,075,142

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	September 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-
government sponsored entities	$571,566	$(23,986)	$7,007	$(1,853)	$578,573	$(25,839)
Total mortgage-backed
securities	571,566	(23,986)	7,007	(1,853)	578,573	(25,839)
Corporate securities	4,223,800	(134,888)	-	-	4,223,800	(134,888)

Total	$4,795,366	$(158,874)	$7,007	$(1,853)	$4,802,373	$(160,727)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,974,673	$(213,520)	$-	$-	$10,974,673	$(213,520)
Freddie Mac	3,512,331	(4,051)	-	-	3,512,331	(4,051)
Collateralized mortgage obligations-
government sponsored entities	3,500,603	(14,718)	7,712	(1,693)	3,508,315	(16,411)
Total mortgage-backed
securities	17,987,607	(232,289)	7,712	(1,693)	17,995,319	(233,982)
Corporate securities	874,765	(869)	-	-	874,765	(869)
Equity securities - financial services	9,100	(9,400)	-	-	9,100	(9,400)

Total	$18,871,472	$(242,558)	$7,712	$(1,693)	$18,879,184	$(244,251)

The Company reviews its position quarterly and has determined that at September 30, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 10 positions that were temporarily impaired at September 30, 2011 and eight positions that were temporarily impaired at December 31, 2010. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$987,928	$961,270	$-	$-
Due after one year through five years	6,679,831	6,785,474	-	-
Due after five years through ten years	3,351,844	3,430,104	15,425,843	16,033,755
Due after ten years	7,094,908	7,439,884	42,005,007	43,751,765

Total	$18,114,511	$18,616,731	$57,430,850	$59,785,520

For the three month period ending September 30, 2011, the Company realized gross gains of $16,489 and proceeds from the sale of investment securities of $34,989. The Company had no sales of investment securities for the three month period ending September 30, 2010. For the nine month period ending September 30, 2011, the Company realized gross gains of $234,584 from the sale of investment securities and proceeds from the sale of investment securities of $6,079,283 and for the nine month period ending September 30, 2010, the Company realized gross gains of $293,815 from the sale of investment securities and proceeds from the sale of investment securities of $6,483,428.

6.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2011	2010

Mortgage Loans:
One-to-four family	$110,420,343	$119,085,014
Multi-family and commercial real estate	9,701,099	10,272,043
	120,121,442	129,357,057

Home equity loans	2,845,088	2,918,492
Home equity lines of credit ("HELOCs")	2,085,686	2,023,561
Education loans	2,923,726	3,178,622
Other consumer loans	592	29,062
Non-covered consumer loans purchased	1,057,161	1,270,117
Covered loans	27,357,059	32,808,086
	156,390,754	171,584,997
Less:
Net deferred loan fees	263,874	277,627
Allowance for loan losses	1,182,480	833,984

Total	$154,944,400	$170,473,386

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at September 30, 2011 and December 31, 2010 is dependent upon the local economic conditions.

7.	Covered Loans

At September 30, 2011 (unaudited), and December 31, 2010, the Company had $27.4 million and $32.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.2 million and $1.6 million at September 30, 2011 (unaudited) and December 31, 2010, respectively. There were no significant increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and December 31, 2010, or through September 30, 2011 (unaudited). The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $27.1 million and $32.4 million at September 30, 2011 (unaudited) and December 31, 2010, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as aitional information regarding the closing date fair values become available.

	September 30,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$15,571,976	$18,771,142
Multi-family and commercial real estate	11,058,187	12,783,952
	26,630,163	31,555,094
Commercial	726,896	1,252,992
Total Loans	$27,357,059	$32,808,086

8.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: 1-4 family, multi-family and commercial real estate, commercial, home equity, home equity lines of credit, and education and other loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then aed to the historical allocation percentage to arrive at get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

Levels of and trends in delinquencies
Trends in volume and terms
Trends in credit quality ratings
Changes in management and lending staff
Economic trends
Concentrations of credit Changes in lending policies Changes in loan review External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2011, the qualitative factors were reviewed and remained unchanged.

Changes in the allowance for loan losses for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Allowance at beginning of period	$953,025	$904,778	$833,984	$1,115,141
Provision (credit) for loan losses	229,041	(62,736)	344,230	(274,870)
Charge-offs	-	-	-	(961)
Recoveries	414	398	4,266	3,130
Net charge-offs	414	398	4,266	2,169
Allowance at end of period	$1,182,480	$842,440	$1,182,480	$842,440

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $1,182,480 adequate to cover loan losses inherent in the loan portfolio, at September 30, 2011.  Included in the allowance for loan losses is $80,084 related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Allowance at beginning of period	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	99,649	234,599	-	3,857	543	5,582	344,230
Charge-offs	-	-	-	-	-	-	-
Recoveries	4,266	-	-	-	-	-	4,266
Net charge-offs	4,266	-	-	-	-	-	4,266
Allowance at end of period	$623,097	$508,885	$-	$18,449	$10,428	$21,621	$1,182,480

Ending Balance	$623,097	$508,885	$-	$18,449	$10,428	$21,621	$1,182,480

Ending balance: individually
evaluated for impairment	$159,426	$82,709	$-	$-	$-	$-	$242,135

Ending balance: collectively
evaluated for impairment	$388,119	$421,644	$-	$18,449	$10,428	$21,621	$860,261

Ending balance: loans acquired with
deteriorated credit quality	$75,552	$4,532	$-	$-	$-	$-	$80,084

Loans:
Ending Balance	$125,992,319	$20,759,286	$726,896	$2,845,088	$2,085,686	$3,981,479	$156,390,754

Ending balance: individually
evaluated for impairment	$1,332,425	$805,206	$-	$-	$-	$-	$2,137,631

Ending balance: collectively
evaluated for impairment	$109,087,918	$8,895,893	$-	$2,845,088	$2,085,686	$2,924,318	$125,838,903

Ending balance: loans acquired with
deteriorated credit quality	$15,571,976	$11,058,187	$726,896	$-	$-	$1,057,161	$28,414,220

	At December 31, 2010
	One-to-	Multi-Family and			Education
	Four Family	Commercial			and Other
	Real Estate	Real Estate	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Ending Balance	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$519,182	$274,286	$14,592	$9,885	$16,039	$833,984

Loans:
Ending Balance	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$119,085,014	$10,272,043	$2,918,492	$2,023,561	$3,207,684	$137,506,794

The average recorded investment on impaired loans at September 30, 2011 was $732,130. The interest income recorded on the impaired loans for the three months ended September 30, 2011 was $12,678. All impaired loans had a related allowance.

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at September 30, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset.  In aition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of September 30, 2011 and December 31, 2010:

	September 30,		December 31,
	2011		2010
		Multi-Family	Multi-Family
		and Commercial	and Commercial
	Commercial	Real Estate	Real Estate

Pass	$-	$17,391,872	$7,475,825
Special Mention	-	1,842,790	2,775,251
Substandard	726,896	1,524,624	20,967
Doubtful	-	-	-
Loss	-	-	-
Ending Balance	$726,896	$20,759,286	$10,272,043

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  At December 31, 2010, certain multi-family and commercial real estate, and commercial loans acquired were being monitored by payment activity until management finalized assigning risk ratings on these loans.  This process has been completed and these loans are categorized by risk classification as of September 30, 2011.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
	One-to-	Multi - Family				Education	Non-covered Consumer
	Four Family	and Commercial		Home		and Other	Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$124,386,619	$20,419,556	$726,896	$2,800,632	$2,085,686	$2,866,825	$973,563
Nonperforming	1,605,700	339,730	-	44,456	-	57,493	83,598
Total	$125,992,319	$20,759,286	$726,896	$2,845,088	$2,085,686	$2,924,318	$1,057,161

	At December 31, 2010
	One-to-	Multi - Family				Education	Non-covered Consumer
	Four Family	and Commercial		Home		and Other	Loans
	Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$136,801,157	$22,877,483	$657,224	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	1,054,999	178,512	595,768	-	46,649	215,121	11,209
Total	$137,856,156	$23,055,995	$1,252,992	$2,918,492	$2,023,561	$3,207,684	$1,270,117

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At September 30, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family
real estate	$557,084	$8,121	$1,605,700	$2,170,905	$123,821,414	$125,992,319	$-
Multi-family and
commercial real estate	-	1,396,668	339,730	1,736,398	19,022,888	20,759,286	-
Commercial	-	-	-	-	726,896	726,896	-
Home equity	-	10,329	44,456	54,785	2,790,303	2,845,088	-
HELOCs	-	-	-	-	2,085,686	2,085,686	-
Education and other
consumer	142,998	47,196	57,493	247,687	2,676,631	2,924,318	-
Non-covered consumer
loans puchased	3,707	2,351	83,598	89,656	967,505	1,057,161	-
Total	$703,789	$1,464,665	$2,130,977	$4,299,431	$152,091,323	$156,390,754	$

	At December 31, 2010
								Recorded
						Total		Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans		90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable		Accruing
One-to-four family
real estate	$2,446,538	$864,659	$1,054,999	$4,366,196	$133,489,960	$137,856,156		$-
Multi-family and
commercial real estate	166,454	-	178,512	344,966	22,711,029	23,055,995		-
Commercial	-	-	595,768	595,768	657,224	1,252,992		-
Home equity	-	-	-	-	2,918,492	2,918,492		-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561		-
Education and other
consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684		-
Non-covered consumer
loans puchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117		-
Total	$2,682,520	$890,812	$2,102,258	$5,675,590	$165,909,407	$171,584,997	$

Nonaccrual Loans

Multi-family and commercial loans are considered for nonaccrual status upon 90 days delinquency and, one-to-four family loans are considered for nonaccrual status after 120 days.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of September 30, 2011 and December 31, 2010.  The balances are presented by class of loans.

	September 30,	December 31,
	2011	2010

One-to-four family mortgage	$1,605,700	$1,054,999
Multi-family and commercial real estate	339,730	178,512
Commercial	-	595,768
HELOCs	44,456	46,649
Education and other consumer	57,493	215,121
Non-covered consumer loans purchased	83,598	11,209
Total	$2,130,977	$2,102,258

The Company had nonaccrual loans of $2,130,977 as of September 30, 2011 and $2,102,258 as of December 31, 2010.  Interest income on loans would have been increased by approximately $18,827 and $48,193 during those periods, if these loans had performed in accordance with their original terms.  Management considers multi-family, commercial real estate, and commercial loans which are 90 days or more past due to be impaired.

Loan Modifications and Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrowers’ financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

Loan modifications that are considered troubled debt restructurings (“TDR”) completed during the nine month period ended September 30, 2011 were as follows:

	For the Nine Months Ended
	September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
One-to-four family mortgage	2	$851,191	$851,191
Multi-family and commercial real estate	1	903,651	903,651
Total	3	$1,754,842	$1,754,842

There were no TDRs modified within the past year that subsequently defaulted during the period ended September 30, 2011.

9.	Deposits

Deposit accounts are summarized as follows for the periods ending September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%

Non-interest-bearing demand	$4,423,415	2.13%	$8,806,067	3.68%
NOW accounts	13,169,174	6.33	14,767,387	6.16
Money market deposit	46,038,230	22.13	56,768,776	23.70
Savings	30,166,612	14.50	29,523,229	12.32
Time deposits	114,245,322	54.91	129,840,353	54.14
Total	$208,042,753	100.00%	$239,705,812	100.00%

10.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,189,744 and $4,140,267 at September 30, 2011 and December 31, 2010, respectively.  The Plan provides that death benefits totaling $6.0 million at September 30, 2011, will be paid to their beneficiaries in the event the officers should die.

Aitionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At September 30, 2011 and December 31, 2010, $1,596,164 and $1,520,087 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $542,696 and $516,830 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the   cost of providing such benefits by charges to income.  The amount accrued was approximately $54,790 and $38,064 for the three  months ended September 30, 2011 and 2010,  respectively, and $162,653 and $112,472 for the nine months ended September 30, 2011 and 2010, respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$31,039	$14,852	$91,399	$42,837
Interest cost	23,751	23,212	71,254	69,635
Net periodic benefit cost	$54,790	$38,064	$162,653	$112,472

11.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2011 and December 31, 2010, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Recurring:
Mortgage-backed securities	$-	$11,722,839	$-	$11,722,839
Corporate securities	-	6,893,892	-	6,893,892

Total	$-	$18,616,731	$-	$18,616,731

Non-recurring:
Impaired loans	$-	$-	$1,895,496	$1,895,496

Total	$-	$-	$1,895,496	$1,895,496

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$16,539,264	$-	$16,539,264
Corporate securities	-	10,801,899	-	10,801,899
Equity securities - financial services	-	9,100	-	9,100

Total	$-	$27,350,263	$-	$27,350,263

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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2011, impaired loans with a carrying value of $2,137,631 were reduced by a specific valuation totaling $242,135 resulting in a net fair value of $1,895,496 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2011 and December 31, 2010, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

12.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$18,739,131	$18,739,131	$54,004,549	$54,004,549
Investment securities
Available for sale	18,616,731	18,616,731	27,350,263	27,350,263
Held to maturity	57,430,850	59,785,520	26,127,630	26,075,142
Net loans receivable	154,944,400	159,939,489	170,473,386	178,676,219
Accrued interest receivable	1,021,870	1,021,870	1,073,223	1,073,223
FDIC indemnification asset	5,362,521	5,362,521	5,397,192	5,397,192
Federal Home Loan Bank stock	2,971,200	2,971,200	3,465,600	3,465,600
Bank-owned life insurance	4,189,744	4,189,744	4,140,267	4,140,267

Financial liabilities:
Deposits	$208,042,753	$210,881,466	$239,705,812	$241,401,576
FHLB advances - long-term	31,235,592	30,102,656	28,426,193	29,900,092
Advances by borrowers
for taxes and insurance	535,833	535,833	1,005,753	1,005,753
Accrued interest payable	128,905	128,905	103,534	103,534

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or stimulation modeling.  As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument.  In aition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: the ability to successfully integrate the operations of Earthstar Bank; changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Aitionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2010 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov . These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Polonia Bancorp (The “Company”) was organized as a federally chartered corporation at the direction of the Bank in January 2007 to become the mid-tier stock holding company for the Bank upon the completion of its reorganization into the mutual holding company form of organization. As a result of the reorganization, Polonia Bancorp’s business activities are the ownership of the outstanding capital stock of Polonia Bank and management of the investment of offering proceeds retained from the reorganization. Currently, Polonia Bancorp neither owns or leases any property, but instead uses the premises, equipment and other property of Polonia Bank and pays appropriate rental fees, as by required applicable law and regulations. In the future, Polonia Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, or understandings, written or oral, to do so.

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

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Earthstar.  We acquired approximately $67 million in assets, including approximately $42 million in loans (comprised primarily of single-family residential and home equity loans (“Single-Family Loans”) and commercial business and commercial real estate loans (“Commercial Loans”)), and approximately $8 million in investments securities.  We also assumed approximately $90 million in deposits.

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

 Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 were $270.0 million, a decrease of $28.8 million, or 9.6%, from total assets of $298.8 million at December 31, 2010. The decrease in assets resulted primarily from a $35.3 million decrease in cash and cash equivalents and a $15.1 million decrease in loans receivable and covered loans, partially offset by a $22.6 million increase in investment securities. Total liabilities at September 30, 2011 were $242.5 million compared to $271.6 million at December 31, 2010, a decrease of $29.1 million, or 10.7%. The decrease in liabilities was primarily due to a $31.7 million decrease in deposits, partially offset by a $2.8 million increase in FHLB advances-long-term. Total stockholder’s equity increased to $27.5 million at September 30, 2011 from $27.3 million at December 31, 2010, an increase of $200,000, or 0.7%, primarily as a result of our operating profit.

Cash and cash equivalents decreased to $18.7 million from $54.0 million during the nine months ended September 30, 2011, a decrease of $35.3 million, or 65.4%. The decrease in cash and cash equivalents was attributable to the purchase of $36.5 million in investment securities held to maturity, partially offset by a $2.8 million increase in FHLB advances – long term.

Investment securities available for sale decreased to $18.6 million from $27.4 million during the nine months ended September 30, 2011, a decrease of $8.8 million, or 32.1%. The decrease in investment securities available for sale was attributable to sales of securities of $5.8 million and payments received of $4.4 million, partially offset by a $1.9 million purchase in corporate bonds.

Investment securities held to maturity increased to $57.4 million from $26.1 million during the nine months ended September 30, 2011, an increase of $31.3 million, or 120.0%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $36.5 million in mortgaged-backed securities, partially offset by $5.1 million in payments received.

Loans receivable decreased $15.1 million, or 8.9%, to $156.1 million at September 30, 2011, compared to $171.3 million at December 31, 2010. The size of our loan portfolio decreased during the nine months ended September 30, 2011 primarily due to $14.0 million in loan repayments during the period.

Total deposits decreased to $208.0 million from $239.7 million during the nine months ended September 30, 2011, a decrease of $31.7 million, or 13.2%. The decrease in deposits was attributable, in part, to the outflow of $15.6 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace, $10.7 million decrease in money market accounts, and $4.4 million decrease in noninterest bearing demand deposits.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $2.8 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances. The proceeds of these borrowings were used to fund the outflow of higher interest earning certificates of deposit which matured during the period.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2011 and 2010

General. We recorded net income of $117,000 during the three months ended September 30, 2011, compared to net income of $61,000 during the three months ended September 30, 2010. The higher net income for the three month period ended September 30, 2011 was primarily related to higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for loan losses.

We recorded net income of $331,000 during the nine months ended September 30, 2011, compared to net income of $376,000 during the nine months ended September 30, 2010. The lower net income for the nine month period ended September 30, 2011 was primarily related to higher noninterest expense and a higher provision for loan losses, partially offset by higher net interest income.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,209	$1,999	$6,743	$6,189
Investment securities	631	351	1,863	1,218
Other interest and dividend income	1	3	6	5
Total interest and dividend income	2,841	2,353	8,612	7,412
Interest Expense:
Deposits	644	688	1,983	2,143
FHLB advances - short-term	-	-	11	-
FHLB advances - long-term	211	205	595	615
Advances by borrowers for taxes and insurance	6	6	17	18
Total interest expense	861	899	2,606	2,776
Net interest income	$1,980	$1,454	$6,006	$4,635

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$162,643	5.31%	$143,372	5.46%	$169,632	5.24%	$147,495	5.53%
Investment securities	76,648	3.22	42,069	3.26	72,140	3.41	42,823	3.75
Other interest-earning assets	16,707	0.02	15,618	0.08	16,355	0.05	11,118	0.06
Total interest-earning assets	255,998	4.40%	201,059	4.64%	258,127	4.46%	201,436	4.92%
Noninterest-earning assets:	19,774		14,349		20,159		14,504
Allowance for Loan Losses	(1,704)		(863)		(1,259)		(968)
Total assets	$274,068		$214,545		$277,027		$214,972

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,356	0.62%	$10,923	0.69%	$13,089	0.61%	$11,135	0.68%
Money market deposits	47,158	0.66	33,566	0.99	50,137	0.68	33,300	1.11
Savings accounts	30,288	0.45	29,433	0.46	30,081	0.44	29,615	0.52
Time deposits	115,451	1.76	79,995	2.73	115,635	1.81	80,213	2.82
Total interest-bearing deposits	206,253	1.24%	153,917	1.77%	208,942	1.27%	154,263	1.86%
FHLB advances - short-term	-	-	-	-	2,176	0.68	-	-
FHLB advances - long-term	31,325	2.67	28,651	2.84	28,942	2.75	28,840	2.85
Advances by borrowers for taxes and insurance	927	2.14	1,031	2.31	957	2.38	1,099	2.19
Total interest-bearing liabilities	238,505	1.43%	183,599	1.94%	241,017	1.45%	184,202	2.01%
Noninterest-bearing liabilities:	7,751		6,487		10,032		6,526
Total liabilities	246,256		190,086		251,049		190,728
Stockholders' equity	27,812		24,459		25,978		24,244
Total liabilities and Stockholders' equity	$274,068		$214,545		$277,027		$214,972

Interest rate spread		2.97%		2.70%		3.02%		2.90%
Net yield on interest-bearing assets		3.07%		2.87%		3.11%		3.08%
Ratio of average interest-earning assets to
average interest-bearing liabilities		107.33%		109.51%		107.10%		109.36%

Our net interest rate spread increased to 2.97% for the three months ended September 30, 2011 from 2.70% for the same period in 2010. Our net interest rate spread increased to 3.02% for the nine months ended September 30, 2011 from 2.90% for the same period in 2010. Net interest income for the three months ended September 30, 2011 increased $526,000 to $2.0 million, or 35.1% from $1.5 million during the same period last year. Net interest income for the nine months ended September 30, 2011 increased $1.4 million to $6.0 million, or 30.4% from $4.6 million during the same period last year. The primary reasons for the increase in net interest income for the three and nine month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances. The average balance of loans increased during the three and nine months ended September 30, 2011 due to the increased balance of loans acquired from the former Earthstar Bank, increased loan originations from the same period last year, partially offset by increased loan sales from the same period as last year. Lower interest expense on deposits for the three and nine months ended September 30, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three and nine month periods ended September 30, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

Provision for Loan Losses. We recorded a provision for loan losses of $229,000 for the three months ended September 30, 2011 as compared to a credit provision for loan losses of $63,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011 we recorded a provision for loan losses of $344,000 as compared to a credit provision for loan losses of $275,000 for the nine months ended September 30, 2010. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

Noninterest Income.     The following table summarizes noninterest income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$34	$21	$116	$62
Earnings on bank-owned life insurance	15	22	50	69
Investment securities gains, net	16	-	235	294
Gain on sale of loans, net	250	134	354	272
Rental income	78	72	229	215
Other	57	51	230	335
Total	$450	$300	$1,214	$1,247

The $150,000 increase in noninterest income during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to a $116,000 increase in gains on the sale of loans, a $16,000 increase in gains on the sale of investments, a $13,000 increase in service fees on deposit accounts, and a $6,000 increase in rental income and other income, partially offset by a $7,000 decrease in earnings on Bank-owned life insurance.

The $33,000 decrease in noninterest income during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a $105,000 decrease in other noninterest income, a $59,000 decrease in gains in the sale of investments, a $19,000 decrease in earnings on bank-owned life insurance, partially offset by a $82,000 gain on sale of loans, a $54,000 increase in service fees on deposit accounts and a $14,000 increase in rental income. The decrease in other non interest income was partially due to a one-time fee resulting from the Company serving as a potential funding facility for certain loans originated by another entity. This arrangement expired without any loans being funded.

  Noninterest Expense.   The following table summarizes noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,126	$875	$3,444	$2,667
Occupancy and equipment	314	260	1,008	769
Federal deposit insurance premiums	6	73	213	303
Data processing expense	124	71	438	210
Professional fees	100	83	289	271
Other	361	358	1,088	1,520
Total	$2,031	$1,720	$6,480	$5,740

Total noninterest expense increased $311,000, or 18.1%, to $2.0 million for the three months ended September 30, 2011 from the prior year period. The increase in noninterest expense for the three months ended September 30, 2011 as compared to the prior year period was primarily the result of a $251,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank, a $54,000 increase in occupancy and equipment due to the operation of aitional branches acquired in the Earthstar transaction, a $53,000 increase in data processing expense resulting from conversion of the computer systems related to the Earthstar transaction and a $17,000 increase in professional fees, partially offset by a decrease of $67,000 in Federal deposit insurance premiums related to the overaccrual of expense related to the revised FDIC insurance assessment calculation.

Total noninterest expense increased $740,000, or 12.9%, to $6.5 million for the nine months ended September 30, 2011 from the prior year period. The increase in noninterest expense for the nine months ended September 30, 2011 as compared to the prior year period was primarily the result of a $777,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank, a $239,000 increase in occupancy and equipment due to the operation of aitional branches acquired in the Earthstar transaction, a $228,000 increase in data processing expense resulting from conversion of the computer systems related to the Earthstar transaction, partially offset by a decrease of $432,000 in other expense. The decrease in other expense of $432,000 is comprised of a decrease of $675,000 in expenses related to our investment in a subsidiary set up to manage and dispose of foreclosed property, partially offset by an increase of $239,000 in other expense related to the Earthstar acquisition and a $90,000 decrease in Federal deposit insurance premiums related to the revised FDIC insurance assessment calculation.

Income Taxes. We recorded tax expense of $54,000 for the three months ended September 30, 2011 compared to tax expense of $37,000 during the three months ended September 30, 2010. The increase of tax expenses resulted from the increase in our taxable operating profits.

We recorded tax expense of $65,000 for the nine months ended September 30, 2011 compared to tax expense of $41,000 during the nine months ended September 30, 2010. The increase of tax expenses resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $18.7 million. Securities classified as available-for-sale, which provide aitional sources of liquidity, totaled $18.6 million at September 30, 2011. In aition, at September 30, 2011, we had the ability to borrow a total of approximately $87.5 million from the FHLB of Pittsburgh. On September 30, 2011, we had $31.2 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow aitional funds.

At September 30, 2011, we had $4.0 million in mortgage loan commitments outstanding and $36,000 in a standby letter of credit. Time deposits due within one year of September 30, 2011 totaled $67.2 million, or 58.9% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In aition to its operating expenses, the Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. The Company’s primary source of funds are dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2011 and the year ended December 31, 2010 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

101*   The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: March 29, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: March 29, 2012	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

