Form 10-K
period 2011-12-31
Polonia Bancorp
filed 2012-04-12
CIK 1368252

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $8,110,878. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 26, 2012, the Registrant had 3,155,114 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Acquisition

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state chartered bank headquartered in Southampton, Pennsylvania, from the FDIC, as receiver for Earthstar Bank, pursuant to the terms of the Purchase and Assumption Agreement – Whole Bank; All Deposits, dated December 10, 2010, by and among the FDIC, as receiver, Polonia Bank and the FDIC (the “Agreement”).

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

In May 2011, Polonia Bank consolidated its Orthodox Street branch located at 2628 Orthodox Street, Philadelphia, Pennsylvania into Earthstar Bank’s Richmond Street branch located at 4800 Richmond Street, Philadelphia, Pennsylvania, and consolidated Earthstar Bank’s Southampton branch located at 376 Second Street Pike, Southampton, Pennsylvania into Polonia Bank’s main office location at 3993 Huntingdon Pike, Huntingdon Valley, Pennsylvania. Earthstar Bank’s banking offices now operate as branches of Polonia Bank.

Loss Sharing Arrangements. In connection with the transaction, we entered into loss sharing agreements with the FDIC that collectively cover all of the loans we acquired (referred to collectively as “covered loans”), except for acquired consumer loans which are not subject to the loss sharing agreement. Certain other assets of Earthstar Bank were acquired by Polonia Bank that are not covered by loss sharing agreements with the FDIC. These assets include approximately $8 million of investment securities purchased at fair market value.

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

The above reimbursable losses and recoveries are based on the book value of the relevant loans as determined by the FDIC as of the effective date of the transaction. The amount that we realize on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods. See “Part I, Item 1A. Risk Factors—We are subject to certain risks in connection with our acquisition of Earthstar Bank.”

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties. In addition to our main office, we operate from six additional locations in Philadelphia County and one location in Bucks County. We generate deposits through our seven offices and conduct lending activities throughout the Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey. The Philadelphia metropolitan area is the fifth largest in the United States (based on United States Census data for 2010) with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At December 31, 2011, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, home equity loans, commercial loans and consumer loans. We originate loans primarily for investment purposes.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. We occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination. Our online loans division generates loans through the Internet with rates that are generally lower than those that we offer at Polonia Bank. These loans are generated for sale to the FHLB of Pittsburgh through its Mortgage Partnership Finance program. During the year ended December 31, 2011, we generated $20.9 million in online loans for sale to the FHLB of Pittsburgh.

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

Commercial Loans. Although we have not historically originated commercial business loans and have no plans to do so in the near future, we acquired commercial business loans with a carrying value of $347,000 as of December 31, 2011 as a result of the Earthstar Bank acquisition.

Home Equity Loans and Lines of Credit. We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%. We offer loans with adjustable interest rates tied to a market index in our market area.

Consumer Loans. We currently offer consumer loans in the form of loans secured by savings accounts or time deposits.

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

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise in newspapers that are widely circulated in Montgomery, Bucks and Philadelphia Counties. Accordingly, when our rates are competitive, we attract loans from throughout Montgomery, Bucks and Philadelphia Counties. We occasionally purchase loans and participation interests in loans. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. We occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2011, our general regulatory limit on loans to one borrower was $4.4 million. At that date, our largest lending relationship was $2.0 million and was secured by two one- to four-family properties. These loans were performing in accordance with their original terms at December 31, 2011.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2011.

At December 31, 2011 our investment portfolio totaled $73.9 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2011, we had 58 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Polonia Bank has two wholly-owned subsidiaries, PBMHC Company (“PBMHC”), a Delaware corporation, and Community Abstract Agency LLC, a Pennsylvania limited liability company. PBMHC was formed in 1997 to hold certain assets and conduct certain investment activities of Polonia Bank. Community Abstract Agency LLC was formed in 1999 to provide title insurance services. Previously the bank had a 49 percent ownership interest in Realty Capital Management, LLC, an entity formed to manage and dispose of real estate acquired through foreclosure. The entity was dissolved during 2011.

REGULATION AND SUPERVISION

General

Polonia Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Polonia Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Polonia Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Polonia Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Polonia Bancorp and Polonia Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Polonia Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Polonia Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Polonia Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to Polonia Bank and Polonia Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Polonia Bank and Polonia Bancorp.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Polonia Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2011, Polonia Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Polonia Bank opted to participate in the unlimited coverage for noninterest bearing transaction accounts and it, Polonia MHC and Polonia Bancorp also participated in the debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Polonia Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Polonia Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, Polonia Bank maintained 91.0 % of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If Polonia Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Polonia Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Polonia Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Polonia Bank, including Polonia Bancorp and Polonia MHC and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Polonia Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Polonia Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Polonia Bank may make to insiders based, in part, on Polonia Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, were computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of Thrift Supervision assessments paid by Polonia Bank for the fiscal year ended December 31, 2010 totaled $69,000. The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments imposed on regulated institutions. The combined assessment paid to the Office of Thrift Supervision and The office of the Comptroller of the Currency for the fiscal year ended December 31, 2011 totaled $76,000.

Federal Home Loan Bank System. Polonia Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Polonia Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $2.8 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. Polonia Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Polonia Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Polonia Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Polonia Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Polonia Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Polonia Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Polonia Bank must notify the Federal Reserve Board prior to paying a dividend to Polonia Bancorp. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Polonia Bancorp. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.	RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which in 2011 was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Changes in interest rates may hurt our profits and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will re-price faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract – and our net interest income to decline—until the yield catches up. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. We have benefited in recent periods from a favorable interest rate environment, but we believe that this environment cannot be sustained indefinitely and interest rates would be expected to rise as the economy improves.

Our policy is to originate for retention in our portfolio fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2011, $133.9 million, or   89.6% of our total loan portfolio maturing in more than one year, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, federal deposit insurance premiums and other non-interest expenses totaled $8.6 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively. Our ratio of non-interest expense to average total assets was 3.14% and 3.48% for the years ended December 31, 2011 and 2010, respectively. The increase in expenses during 2011 was primarily due to higher other operating expense and higher compensation and employee benefits expense. Our efficiency ratio was 90.53% for 2011 compared to 62.26% for 2010. The decrease in our efficiency ratio in 2011 was the result of lower net revenue and higher non-interest expense.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating ivities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Polonia Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, it is expected that at a minimum it will increase our operating costs.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2011, our investment portfolio included securities with an amortized cost of $73.5 million and an estimated fair value of $76.3 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity

.

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

A significant percentage of our assets are invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2011, 27.9% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

We are dependent upon the services of key executives.

We rely heavily on our Chairman, President and Chief Executive Officer, Anthony J. Szuszczewicz, on our Chief Financial Officer and Corporate Secretary, Paul D. Rutkowski, and on our Senior Vice President, Kenneth J. Maliszewski. The loss of Messrs. Szuszczewicz, Rutkowski or Maliszewski could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Szuszczewicz, Rutkowski and Maliszewski.

Strong competition within our market areas could hurt our profits and slow growth

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2011, we held less than 1.0% of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Polonia Bank rather than for holders of Polonia Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

We are subject to certain risks in connection with our acquisition of Earthstar Bank.

Our recent acquisition of certain assets and liabilities of Earthstar Bank in an FDIC-assisted transaction involves a number of risks and challenges, including:

•	Our ability to successfully retain and manage the loans we acquired; and
•	Our ability to earn acceptable levels of interest and non-interest income from the acquired branches.

Additionally, no assurance can be given that the operation of the acquired branches would not adversely affect our existing profitability or that we would be able to manage any growth resulting from the transaction effectively.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the Earthstar Bank acquisition and could adversely affect our earnings and financial condition, perhaps materially.

A significant portion of the loans acquired in the acquisition were commercial real estate loans. When these loans mature, the funds will likely be reinvested into our one- to four-family residential mortgage loan portfolio and our investment securities portfolio. We expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential mortgage loans and multi-family real estate loans.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main office and six branch offices in Montgomery and Philadelphia counties, Pennsylvania.  We currently own all of our branch offices and of the three Earthstar Bank branches continuing as branches of Polonia Bank, we own two and lease one.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp is traded on the OTC Pink Sheets under the symbol “PBCP.”

	High	Low		High	Low
2011			2010

First Quarter	$6.50	$5.50	First Quarter	$7.00	$4.80
Second Quarter	6.05	5.75	Second Quarter	6.49	5.30
Third Quarter	7.10	6.00	Third Quarter	6.12	5.00
Fourth Quarter	7.25	6.15	Fourth Quarter	6.12	5.00

As of December 31, 2011, there were approximately 179 holders of record of the Company’s common stock.

Pursuant to Federal Reserve Board regulations, Polonia Bancorp will not be required to obtain prior Federal Reserve Board approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of Polonia Bancorp and Polonia Bank, where the dividend declared for a period is not supported by earnings for that period, or where we plan to declare a material increase in our common stock dividend.

Our ability to pay dividends to shareholders may depend, in part, upon capital distributions we receive from Polonia Bank, earnings, if any, from our lending and investment portfolios and other assets and earnings from the investment of the net proceeds from the offering that we retain. Office of the Comptroller of the Currency and Federal Reserve Board regulations limit dividends and other distributions from Polonia Bank to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns.

As of December 31, 2011, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations. To date, we have not declared any cash dividends.

The Company did not repurchase any of its equity securities for the fourth quarter of 2011 and no shares were available for repurchase pursuant to publicly announced plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2011	2010	2009
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$265,050	$298,829	$218,071
Securities available-for-sale	17,348	27,350	30,602
Securities held-to-maturity	56,597	26,128	13,780
Loans receivable	128,923	138,499	151,507
Covered loans	25,708	32,808	-
Cash and cash equivalents	17,416	54,005	8,427
Deposits	203,016	239,706	164,207
FHLB Advances – long-term	31,091	28,426	26,474
Stockholders’ equity	27,638	27,260	23,845
Book value per common share	8.76	8.63	7.55

Operating Data:
Interest income	$11,421	$9,845	$10,707
Interest expense	3,389	3,675	5,000
Net interest income	8,032	6,170	5,707
Provision (recovery) for loan losses	440	(115)	252
Net interest income after provision for loan losses	7,592	6,285	5,455
Non-interest income	1,463	6,110	1,444
Non-interest expense	8,595	7,645	6,559
Income before income taxes	460	4,750	340
Provision for income taxes	61	1,586	9
Net income	$399	$3,164	$331
Basic and diluted earnings per share	$0.13	$1.04	$0.11

Performance Ratios:
Return on average assets	0.15%	1.44%	0.15%
Return on average equity	1.44	13.00	1.60
Interest rate spread (1)	3.05	2.84	2.55
Net interest margin (2)	3.14	3.01	2.74
Non-interest expense to average assets	3.14	3.48	2.96
Efficiency ratio (3)	90.53	62.26	91.72
Average interest-earning assets to average interest-bearing liabilities	107.23	109.42	107.95
Average equity to average assets	10.10	11.07	9.36

Capital Ratios (4):
Tangible capital	10.22	8.92	9.34
Core capital	10.22	8.92	9.34
Total risk-based capital	21.49	18.18	19.78

	2011	2010	2009

Asset Quality Ratios (5):
Allowance for loan losses as a percent of total loans	0.93%	0.60%	0.74%
Allowance for loan losses as a percent of non-performing loans	61.41	81.56	40.66
Net charge-offs (recoveries) to average outstanding loans during the period	(0.01)	0.11	(0.01)
Non-performing loans as a percent of total loans	1.52	0.74	1.81

Other Data:
Number of:
Real estate loans outstanding	1,451	1,368	968
Deposit accounts	9,719	12,131	8,729
Full-service offices	7	9	5

_____________________________

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for Polonia Bank.
(5)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.

Overview

FDIC-Assisted Acquisition. On December 10, 2010, Polonia Bank acquired certain assets and assumed certain liabilities of Earthstar Bank from the FDIC, as receiver of Earthstar Bank. Earthstar Bank operated four community banking branches within Chester and Philadelphia counties, Pennsylvania. Polonia Bank’s bid to purchase Earthstar Bank included the purchase of certain Earthstar assets at a discount of $7.0 million in exchange for assuming certain Earthstar Bank deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid Polonia Bank $30.5 million ($30.8 million less a settlement of approximately $324,000), resulting in a pre-tax gain of $4.6 million. No cash or other consideration was paid by Polonia Bank. Polonia Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse Polonia Bank for 80 percent of net losses on covered assets during the term of the agreements.

Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss sharing agreements includes clawback provisions should losses not meet the specified thresholds and other conditions not be met. As a result of the loss sharing agreements with the FDIC, Polonia Bank recorded an indemnification asset, net of estimated clawback provisions, of $5.4 million at the time of acquisition. For additional information regarding the FDIC indemnification asset See Note 1 “Summary of Significant Accounting Policies – FDIC Indemnification Asset” in the consolidated financial statements included in this Form 10-K.

At December 31, 2011, covered loans were comprised of $14.4 million of one- to four-family mortgage loans, $10.9 million of multi-family and commercial real estate loans and $347,000 of commercial loans.

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

FDIC and regulatory assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC increased its assessment rates for 2009 and charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $103,000. We also are assessed by our banking regulators.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 6 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

Other-Than-Temporary Impairment of Securities. U.S. GAAP requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value and whether or not we intend to sell the security or whether it is more likely than not that we would be required to sell the security before its anticipated recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of our capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income.

Fair Value of Assets and Liabilities. ASC Topic 820 defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data.

During the year ended December 31, 2010, the Company completed an FDIC-assisted transaction. The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates. See Notes 2 and 3 to the consolidated financial statements for additional information.

See Note 15 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Financial Condition

Total assets at December 31, 2011 were $265.1 million, a decrease of $33.7 million, or 11.3%, from total assets of $298.8 million at December 31, 2010. The decrease in assets resulted primarily from a $36.6 million decrease in cash and cash equivalents and a $16.7 million decrease in loans, partially offset by a $20.3 million increase in investment securities. The decrease in assets was part of a planned reduction to manage capital ratios. Total liabilities at December 31, 2011 were $237.4 million compared to $271.6 million at December 31, 2010, a decrease of $34.2 million, or 12.6%. The decrease in liabilities was primarily due to a $36.7 million decrease in deposits, partially offset by a $2.7 million increase in FHLB advances-long-term. Total stockholders’ equity increased to $27.6 million at December 31, 2011 from $27.3 million at December 31, 2010, an increase of $300,000, or 1.1%, primarily as a result of our operating profit.

Cash and cash equivalents decreased to $17.4 million from $54.0 million during the year ended December 31, 2011, a decrease of $36.6 million, or 67.8%. The decrease in cash and cash equivalents was attributable, in part, to the purchase of $38.5 million in investment securities held to maturity.

Investment securities available for sale decreased to $17.3 million from $27.4 million during the year ended December 31, 2011, a decrease of $10.1 million, or 36.9%. The decrease in investment securities available for sale was attributable to sales of securities of $6.4 million and payments received of $5.4 million, partially offset by purchases of securities of $1.9 million.

Investment securities held to maturity increased to $56.6 million from $26.1 million during the year ended December 31, 2011, an increase of $30.5 million, or 116.9%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $38.5 million of mortgaged-backed securities funded in part by the cash received as part of the Earthstar transaction, partially offset by $7.9 million in payments received.

Loans receivable decreased to $154.6 million from $170.5 million during the year ended December 31, 2011, a decrease of $16.7 million or 9.7%. The decrease in loans receivable was mainly due to payoffs and repayments during the period.

Total deposits decreased to $203.0 million from $239.7 million during the year ended December 31, 2011, a decrease of $36.7 million, or 15.3%. The decrease in deposits was attributable, in part, to the outflow of $23.1 million in time deposits, as rates offered on the maturity of time deposits were below rates offered in the marketplace as part of our asset reduction strategy, a $13.1 million decrease in money market accounts, and a $2.2 million decrease in noninterest bearing demand deposits.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $2.7 million increase in FHLB advances long-term was due to more attractive longer term funding opportunities available through advances. The proceeds of these borrowings were used to fund the outflow of higher interest earning certificates of deposit which matured during the period.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$111,272	71.82%	$119,085	69.40%	$131,571	86.84%	$144,508	87.68%	$120,774	87.42%
Multi-family and commercial real estate	9,439	6.09	10,272	5.99	10,214	6.74	12,020	7.29	9,803	7.09
Home equity loans	2,818	1.82	2,918	1.70	3,372	2.23	4,172	2.53	4,343	3.14
Home equity lines of credit	1,767	1.14	2,023	1.18	3,036	2.00	1,361	0.83	980	0.71
Total real estate loans:	125,296	80.87	134,298	78.27	148,193	97.81	162,061	98.33	135,900	98.36

Consumer:
Education	2,885	1.86	3,179	1.85	3,281	2.17	2,690	1.63	2,170	1.57
Other consumer	1,032	0.67	1,300	0.76	33	0.02	60	0.04	90	0.07
Total consumer loans	3,917	2.53	4,479	2.61	3,314	2.19	2,750	1.67	2,260	1.64
Total loans excluding covered loans	129,313	83.40	138,777	80.88	151,507	100.00	164,811	100.00	138,160	100.00
Covered loans	25,708	16.60	32,808	19.12	-	0.00	-	0.00	-	0.00
Total loans	154,921	100.00%	171,585	100.00%	151,507	100.00%	164,811	100.00%	138,160	100.00%
Net deferred loan fees	(290)		(278)		(215)		(195)		(149)
Allowance for loan losses on non-covered loans	(1,206)		(834)		(1,115)		(857)		(731)
Allowance for loan losses on covered loans	(73)		-		-		-		-
Loans, net	$153,352		$170,473		$150,177		$163,759		$137,280

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Multi-Family
	One- to	and	Home Equity
	Four-Family	Commercial	Loans and
	Real Estate	Real Estate	Lines of	Consumer	Covered	Total
	Loans	Loans	Credit	Loans	Loans	Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$66	$306	$1,298	$1,390	$2,352	$5,412
More than one to five years	2,207	925	459	536	3,891	8,018
More than five years	108,999	8,208	2,828	1,991	19,465	141,491
Total	$111,272	$9,439	$4,585	$3,917	$25,708	$154,921

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012 and that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

		Adjustable
	Fixed Rate	Rate	Total
	(Dollars in the thousands)
Real Estate Loans:
One- to four-family	$111,206	$-	$111,206
Multi-family and commercial real estate	9,133	-	9,133
Home equity loans and lines of credit	1,520	1,767	3,287
Consumer Loans	2,527	-	2,527
Covered Loans	9,543	13,813	23,356
Total	$133,929	$15,580	$149,509

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$5,049	$5,413	$7,558	$7,999	$13,163	$13,719
Freddie Mac	226	243	1,062	1,116	2,763	2,906
Government National Mortgage Association	891	1,014	1,054	1,179	1,339	1,447
Collateralized mortgage obligations – Government- sponsored entities	3,750	3,811	6,237	6,245	86	87
Total mortgage-backed securities	9,916	10,481	15,911	16,539	17,351	18,159
Corporate securities	6,972	6,867	10,551	10,802	12,370	12,425
Total debt securities	16,888	17,348	26,462	27,341	29,721	30,584
Equity securities-financial services	-	-	19	9	19	18
Total	$16,888	$17,348	$26,481	$27,350	$29,740	$30,602

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$46,772	$48,763	$22,611	$22,563	$13,780	$13,641
Freddie Mac	9,825	10,229	3,516	3,512	-	-
Total mortgage-backed securities	$56,597	$58,992	$26,127	$26,075	$13,780	$13,641

At December 31, 2011, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at those dates.

Federal law requires a member institution of the FHLB System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $2.8 million at December 31, 2011. The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio. These securities were the most affected by the extreme economic conditions in place during the previous several years. As a result the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases. The FHLB has reported net income for both the fourth quarter and the year ended December 31, 2011 and has declared a 0.10 percent annualized dividend to its shareholders effective February 23, 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

			More than One		More than Five		More than
	One Year or Less		Year to Five Years		Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$-	-%	$1,543	5.13%	$964	5.07%	$2,542	3.87%	$5,049	4.48%
Freddie Mac	-	-	-	-	226	4.96	-	-	226	4.96
Government National Mortgage Association securities	-	-	-	-	25	7.58	866	6.44	891	6.47
Collateralized mortgage obligations – Government- sponsored entities	459	2.30	-	-	292	2.74	2,999	2.94	3,750	2.85
Corporate securities	1,602	2.77	3,977	2.86	1,393	2.69	-	-	6,972	2.81
Total	$2,061	2.67%	$5,520	3.49%	$2,900	3.71%	$6,407	3.78%	$16,888	3.54%

			More than One		More than Five		More than
	One Year or Less		Year to Five Years		Years to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	-%	$-	-%	$11,811	3.08%	$34,961	3.22%	$46,772	3.18%
Freddie Mac	-	-%	-	-%	2,470	2.34%	7,355	3.52%	9,825	3.22%
Total	$-	-%	$-	-%	$14,281	2.95%	$42,316	3.27%	$56,597	3.19%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits decreased $36.7 million, or 15.3% for the year ended December 31, 2011 primarily as a result of our asset reduction strategy.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing accounts	$6,645	3.27%	$8,806	3.68%	$5,650	3.44%
Interest-bearing accounts	15,721	7.75	14,767	6.16	11,118	6.77
Money market	43,656	21.50	56,769	23.70	32,859	20.01
Savings accounts	30,235	14.89	29,523	12.32	29,088	17.71
Time deposits	106,759	52.59	129,840	54.14	85,492	52.07
Total	$203,016	100.00%	$239,706	100.00%	$164,207	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2011. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$4,069
Over 3 Through 6 Months	11,190
Over 6 Through 12 Months	7,224
Over 12 Months	15,113
Total	$37,596

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
0.01 - 0.99%	$26,804	$15,471	$-
1.00 - 1.99%	55,033	71,934	32,383
2.00 - 3.99%	17,524	21,859	26,126
4.00 - 5.99%	7,398	20,576	26,980
Total	$106,759	$129,840	$85,492

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2011.

	Amount Due
		More Than	More Than	More Than
		One Year	Two Years	Three			Percent of
	Less Than	to Two	to Three	Years to	More Than		Total Time
	One Year	Years	Years	Four Years	Four Years	Total	Deposits
	(Dollars in thousands)
0.01 - 0.99%	$25,727	$1,077	$-	$-	$-	$26,804	25.00%
1.00 - 1.99%	24,088	12,782	5,119	531	12,513	55,033	51.00
2.00 - 3.99%	2,410	3,731	1,327	3,932	6,124	17,524	17.00
4.00 - 5.99%	5,215	2,183	-	-	-	7,398	7.00
Total	$57,440	$19,773	$6,446	$4,463	$18,637	$106,759	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$239,706	$164,207	$164,586
Decrease before interest credited	(39,242)	(17,911)	(5,379)
Deposits acquired	-	90,577	-
Interest credited	2,552	2,833	5,000
Net increase (decrease) in deposits	(36,690)	75,499	(379)
Ending balance	$203,016	$239,706	$164,207

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$36,473	$30,429	$26,474
Average advances outstanding during the period:
FHLB Advances	$31,135	$28,757	$24,040
Weighted average interest rate during the period:
FHLB Advances	2.62%	2.85%	3.17%
Balance outstanding at end of period:
FHLB Advances	$31,091	$28,426	$26,474
Weighted average interest rate at end of period:
FHLB Advances	2.62%	2.80%	2.97%

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Overview.

	Year Ended December 31,
			% Change
	2011	2010	2011 / 2010
	(Dollars in thousands)

Net income	$399	$3,164	(87.4)%
Return on average assets (1)	0.15%	1.44%	(89.6)
Return on average equity (2)	1.44	13.00	(88.9)
Average equity-to-assets ratio (3)	10.10	11.07	(8.8)

(1) Net income divided by average assets.

(2) Net income divided by average equity.

(3) Average equity divided by average total assets.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	At December 31,	Years Ended December 31,
	2011	2011			2010
			Interest			Interest
	Yield/	Average	and	Yield/	Average	and	Yield/
	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	5.25%	$162,609	$8,947	5.50%	$146,779	$8,251	5.62%
Investment securities	3.27	75,665	2,467	3.26	43,357	1,584	3.65
Other interest-earning assets	0.03	17,209	7	0.04	14,746	9	0.06
Total interest-earning assets	4.36%	255,483	11,421	4.47%	204,882	9,844	4.80%
Noninterest-earning assets:		19,650			15,950
Allowance for Loan Losses		(1,249)			(936)
Total assets		$273,884			$219,896

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	0.69%	$14,386	$83	0.58%	$11,189	$74	0.67%
Money market deposits	0.62	49,040	326	0.66	34,233	353	1.03
Savings accounts	0.34	30,155	127	0.42	29,497	149	0.51
Time deposits	1.59	112,634	2,016	1.79	82,549	2,257	2.73
Total interest-bearing deposits	1.11	206,215	2,552	1.24%	157,468	2,833	1.80%
FHLB advances - short-term	-	1,628	11	0.68	-	-	-
FHLB advances - long-term	2.62	29,507	805	2.73	28,757	819	2.85
Advances by borrowers for taxes and insurance	2.00	902	21	2.33	1,022	23	2.25
Total interest-bearing liabilities	1.32%	238,252	3,389	1.42%	187,247	3,675	1.96%
Noninterest-bearing liabilities:		7,980			8,308
Total liabilities		246,232			195,555
Stockholders’ equity		27,652			24,341
Total liabilities and stockholders’ equity		$273,884			$219,896

Net interest income			$8,032			$6,169
Interest rate spread				3.05%			2.84%
Net yield on interest-bearing assets				3.14%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities				107.23%			109.42%

Our net interest rate spread increased to 3.05% for the year ended December 31, 2011 from 2.84% in 2010. Net interest income for the year ended December 31, 2011 increased $1.9 million, or 30.6 % to $8.0 million from $6.2 million in 2010. The primary reasons for the increase in net interest income for the twelve month period reflects a higher average balance of loans and investment securities primarily related to the acquisition of assets from the former Earthstar Bank, and a lower average interest rate paid on money market accounts, savings accounts, time deposits and FHLB advances. The average balance of loans increased during the year ended December 31, 2011 due to the increased balance of loans acquired from the former Earthstar Bank, increased loan originations from the same period last year offset by increased loan sales during the current period as compared to last year. Lower interest expense on deposits for the year ended December 31, 2011 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the year ended December 31, 2011 was due to the purchase of investment securities held to maturity as well as the securities acquired from the former Earthstar Bank.

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

	For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010
	Compared to Year Ended			Compared to Year Ended
	December 31, 2010			December 31, 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$866	$(170)	$696	$(438)	$(83)	$(521)
Investment securities	1,032	(149)	883	147	(489)	(342)
Other	2	(4)	(2)	-	-	-
Total interest-earning assets	$1,900	$(323)	$1,577	$(290)	$(573)	$(863)

Interest expense:
Interest-bearing demand deposits	$16	$(7)	$9	$3	$(6)	$(3)
Money market accounts	(151)	124	(27)	1	(230)	(229)
Savings accounts	3	(25)	(22)	(16)	(72)	(88)
Certificates of deposit	(4,601)	4,360	(241)	(292)	(764)	(1,056)
Total deposits	(4,733)	4,452	(281)	(304)	(1,072)	(1,376)
FHLB Advances - short-term	11	-	11	(1)	(1)	(1)
FHLB Advances - long-term	23	(37)	(14)	119	(63)	56
Advances by borrowers for taxes and insurance	(3)	1	(2)	(5)	1	(4)
Total interest-bearing liabilities	$(4,702)	$4,416	$(286)	$(191)	$(1,134)	$(1,325)
Change in net interest income	$6,602	$(4,739)	$1,863	$(99)	$561	$462

Provision for Loan Losses. For the year ended December 31, 2011 we recorded a provision for loan losses of $440,000 as compared to a credit provision for loan losses of $115,000 for the year ended December 31, 2010.

The provisions for the loan portfolio reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the our historical experience, the volume and type of lending conducted by us, the amount of our classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Service fees on deposit accounts	$162	$86
Earnings on bank-owned life insurance	60	87
Investment securities gains, net	254	294
Gain on sale of loans	456	366
Rental income	303	288
Acquisition related gains	-	4,600
Other	228	389
Total	$1,463	$6,110

The $4.6 million decrease in noninterest income during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a $4.6 million decrease in acquisition related gains, a $161,000 decrease in other noninterest income, and a $40,000 decrease in gains on the sale of investments, partially offset by a $76,000 increase in service fees on deposit accounts and a $90,000 increase on the gain on the sale of loans. The decrease in other non-interest income was partially due to a one-time fee in 2010 resulting from the Company serving as a potential funding facility for certain loans originated by another entity. This arrangement expired without any loans being funded.

Non-Interest Expense.   The following table shows the components of non-interest expense for the year ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Compensation and employee benefits	$4,624	$3,656
Occupancy and equipment	1,355	1,030
Federal deposit insurance premiums	264	376
Data processing expense	556	287
Professional fees	375	354
Other	1,421	1,942
Total non-interest expense	$8,595	$7,645
Efficiency ratio	90.53%	62.26%

Total noninterest expense increased $950,000, or 12.4%, to $8.6 million for the year ended December 31, 2011 from the prior year period. The increase in noninterest expense for the year ended December 31, 2011 as compared to the prior year period was primarily the result of a $968,000 increase in compensation and employee benefits related to the acquisition of Earthstar Bank, a $325,000 increase in occupancy and equipment expense due to the operation of additional branches acquired in the Earthstar transaction, a $269,000 increase in data processing expense and conversion of the computer systems related to the Earthstar transaction, partially offset by a decrease of $521,000 in other expense. The decrease in other expense of $521,000 is comprised of a decrease of $817,000 in expenses related to our investment in a subsidiary set up to manage and dispose of foreclosed property, which completed the disposition of the properties held by this subsidiary in January 2011. This decrease was partially offset by an increase of $215,000 in other expense related to the Earthstar acquisition.

Income Taxes. We recorded tax expense of $61,000 for the year ended December 31, 2011 compared to tax expense of $1.6 million during the year ended December 31, 2010. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

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

The following table provides information with respect to our non-performing assets at the dates indicated.  We have two troubled debt restructurings that are 90 days past due and no accruing loans that are 90 days past due or more at the dates presented.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual non-covered loans:
Real estate loans:
One- to four-family	$314	$749	$1,169	$705	$179
Multi-family and commercial real estate	649	-	-	-	-
Home equity loans and lines of credit	55	47	1,532	-	-
Consumer	296	226	41	24	37
Total non-accrual non-covered loans	1,314	1,022	2,742	729	216
Restructured loans	650	-	-	-	-
Total non-performing non-covered loans	1,964	1,022	2,742	729	216
Real estate owned	83	314	-	-	-
Total non-performing non-covered assets	2,047	1,336	2,742	729	216

Non-accrual covered loans:
Real estate loans:
One- to four-family	501	305	-	-	-
Multi-family and commercial real estate	179	179	-	-	-
Commercial	-	596	-	-	-
Total non-performing covered loans	680	1,080	-	-	-
Total non-performing assets (including Covered loans)	$2,727	$2,416	$2,742	$729	$216

Total non-performing non-covered loans to total non-covered loans	1.52%	0.74%	1.81%	0.44%	0.16%
Total non-performing non-covered assets to total non-covered assets	0.86%	0.50%	1.26%	0.33%	0.11%
Total non-performing loans to total loans	1.71%	1.23%	1.81%	0.44%	0.16%
Total non-performing assets to total assets	1.03%	0.81%	1.26%	0.33%	0.11%

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended December 31, 2011 and 2010 had nonaccruing loans been current according to their original terms was $193,000 and $48,000, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our non-covered classified assets at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Special mention assets	$1,833	$2,775	$2,933
Substandard assets	5,024	1,623	2,742
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$6,857	$4,398	$5,675

Other than disclosed in the above tables, there are no other loans at December 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans past due 90 days or more are placed on non-accrual status.

	At December 31,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$888	$-	$390	$742	$348	$31
Multi-family and commercial real estate	-	719	21	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Consumer	73	16	70	26	75	7
Covered loans	705	99	-	-	-	-
Total	$1,666	$834	$481	$768	$423	$38

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

The Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require us to make additional provisions for loan losses based on judgments different from ours.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2011, the loss factors were adjusted for each group of loans due to changes in the nature and volume of the loan portfolio, changes in the value of underlying collateral for collateral dependent loans to reflect current market conditions and our dependence on underlying collateral within the entire loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses on non-covered loans by loan category at the dates indicated.

	2011			2010			2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$544	45.00%	86.00%	$520	62.00%	87.00%	$516	46.00%	87.00%	$501	58.00%	88.00%	$443	60.00%	87.00%
Multi-family and commercial real estate	613	51.00	7.00	274	33.00	7.00	283	25.00	7.00	316	37.00	7.00	250	34.00	7.00
Home equity loans and lines of credit	28	2.00	4.00	24	3.00	4.00	299	27.00	4.00	28	3.00	3.00	27	4.00	4.00
Consumer	21	2.00	3.00	16	2.00	2.00	17	2.00	2.00	13	2.00	2.00	11	2.00	2.00
Total allowance for loan losses	$1,206	100.00%	100.00%	$834	100.00%	100.00%	$1,115	100.00%	100.00%	$858	100.00%	100.00%	$731	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2011			2010	2009	2008	2007
	Non-Covered Loans	Covered Loans	Totals
	(Dollars in thousands)
Allowance for losses on non-covered loans at beginning of period	$834	$—	$834	$1,115	$858	$731	$695
Provision (credit) for loan losses on non- covered loans	367	73	440	(115)	252	85	31

Charge-offs:
One- to four-family	—	—	—	(170)	—	—	—
Multi-family and commercial real estate	—	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	1,201	73	1,274	(170)	—	—	—

Recoveries:
One- to four-family	5	—	5	4	5	42	5
Multi-family and commercial real estate	—	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total	5	—	5	4	5	42	5
Net recoveries (charge-offs)	5	—	5	(166)	5	42	5

Allowance at end of period	$1,206	$73	$1,279	$834	$1,115	$858	$731

Allowance for loan losses to non-performing loans	61%	11%	48%	82%	41%	118%	338%
Allowance for loan losses to total loans outstanding at the end of the period	0.93%	0.28%	0.83%	0.60%	0.74%	0.52%	0.53%
Net (charge-offs) recoveries to average loans outstanding during the period	0.01%	0.00%	0.01%	(0.11)%	0.01%	(0.01)%	(0.01)%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, increases in interest rates will adversely affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an interest rate sensitivity analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2011, that would occur in the event of an immediate change in interest rates based on assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
(Dollars in thousands)

300	$37,822	$(12,676)	(25.00)%	13.86%	(357)%
200	43,738	(6,760)	(13.00)	15.61	(182)
100	48,321	(2,178)	(4.00)	16.88	(55)
50	49,989	(509)	(1.00)	17.34	(9)
0	50,498	-	-	17.43	-
(50)	50,041	(457)	(1.00)	17.25	(18)
(100)	50,581	83	-	17.41	(2)

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate residential loans and fixed-rate investment securities; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

The Office of the Comptroller of the Currency uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $17.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $17.3 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $79.7 million from the FHLB of Pittsburgh. On December 31, 2011, we had $31.1 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At December 31, 2011, we had $1.1 million in mortgage loan commitments outstanding, $5.7 million in unused lines of credit and $36,000 in a standby letter of credit. Time deposits due within one year of December 31, 2011 totaled $57.4 million, or 53.8% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. The Company’s primary source of funds is dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2011 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007. The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2011.

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

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, dated December 10, 2010, by and among the FDIC, as receiver, Polonia Bank and the FDIC(6)
3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp (4)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz (5)
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz (5)
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski (5)
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski (5)
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski (5)
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski (5)
10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan (5)
10.8	Amended and Restated Supplemental Executive Retirement Plan (5)
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (1)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski (1)
10.11	Non-Qualified Deferred Compensation Plan (1)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski (1)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (1)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski (2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski (2)
10.16	Polonia Bancorp 2007 Equity Incentive Plan (3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement (5)
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (5)
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan (5)
10.20	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Anthony J. Szuszczewicz
10.21	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Anthony J. Szuszczewicz
10.22	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Paul D. Rutkowski
10.23	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Paul D. Rutkowski
10.24	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Kenneth J. Maliszewski
10.25	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Kenneth J. Maliszewski
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification
101.0*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Furnished, not filed.
(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange
Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.
(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).
(3)	Incorporated herein by reference to Appendix D in the definitive proxy statement filed with the SEC on June 12, 2007 (File No. 000-52267).
(4)	Incorporated herein by reference to Exhibit 3.1 filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 22, 2009 (File No. 000-52267).
(5)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52267).
(6)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the Securities and Exchange Commission on April 18, 2011(File No. 000-52267).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP

Date: April 12, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	April 12, 2012
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	April 12, 2012
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	April 12, 2012
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	April 12, 2012
Frank J. Byrne

Director
Edward W. Lukiewski

/s/ Timothy O’Shaughnessy	Director	April 12, 2012
Timothy O’Shaughnessy

Director
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

POLONIA BANCORP

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Page
Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheet	F-2

Consolidated Statement of Income	F-3

Consolidated Statement of Changes in Stockholders’ Equity	F-4

Consolidated Statement of Cash Flows	F-5

Notes to the Consolidated Financial Statements	F-6 – F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Polonia Bancorp

We have audited the consolidated balance sheet of Polonia Bancorp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S. R. Snodgrass, A.C.

Wexford, Pennsylvania

April 12, 2012

POLONIA BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$2,312,801	$2,426,126
Interest-bearing deposits with other institutions	15,103,397	51,578,423

Cash and cash equivalents	17,416,198	54,004,549

Investment securities available for sale	17,348,485	27,350,263
Investment securities held to maturity (fair value $58,992,283 and $26,075,142)	56,597,111	26,127,630
Loans receivable	128,922,661	138,499,284
Covered loans	25,708,179	32,808,086
Total loans	154,630,840	171,307,370
Less: Allowance for loan losses	1,279,008	833,984
Net loans	153,351,832	170,473,386
Accrued interest receivable	970,966	1,073,223
Federal Home Loan Bank stock	2,822,600	3,465,600
Premises and equipment, net	5,085,980	4,571,178
Bank-owned life insurance	4,200,181	4,140,267
FDIC indemnification asset	5,218,506	5,397,192
Other assets	2,038,563	2,225,661

TOTAL ASSETS	$265,050,422	$298,828,949

LIABILITIES
Deposits	$203,016,286	$239,705,812
FHLB advances - long-term	31,091,302	28,426,193
Advances by borrowers for taxes and insurance	939,092	1,005,753
Accrued interest payable	95,894	103,534
Other liabilities	2,269,471	2,328,096

TOTAL LIABILITIES	237,412,045	271,569,388

Commitments and contingencies (Note 12)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized;	-	-
none issued or outstanding)
Common stock ($.01 par value; 14,000,000 shares authorized;	33,063	33,063
3,306,250 shares issued)
Additional paid-in-capital	14,051,475	13,863,863
Retained earnings	15,399,854	15,001,215
Unallocated shares held by Employee Stock Ownership Plan
("ESOP") (87,514 and 95,043 shares)	(875,144)	(950,437)
Treasury stock (151,136 and 149,154 shares)	(1,274,528)	(1,262,141)
Accumulated other comprehensive income	303,657	573,998

TOTAL STOCKHOLDERS' EQUITY	27,638,377	27,259,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,050,422	$298,828,949

See accompanying notes to the consolidated financial statements

POLONIA BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,947,386	$8,250,705
Investment securities	2,466,626	1,584,270
Interest-bearing deposits and other dividends	7,044	9,471
Total interest and dividend income	11,421,056	9,844,446

INTEREST EXPENSE
Deposits	2,552,265	2,833,205
FHLB advances - long-term	815,407	818,853
Advances by borrowers for taxes and insurance	21,229	22,909
Total interest expense	3,388,901	3,674,967

NET INTEREST INCOME BEFORE PROVISION (CREDIT) FOR
LOAN LOSSES	8,032,155	6,169,479
Provision (credit) for loan losses	440,142	(115,408)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
LOAN LOSSES	7,592,013	6,284,887

NONINTEREST INCOME
Service fees on deposit accounts	162,055	86,311
Earnings on bank-owned life insurance	59,914	87,042
Investment securities gains, net	253,921	293,815
Gain on sale of loans	456,140	365,945
Rental income	302,383	287,847
Acquisition related gains	-	4,600,480
Other	228,220	388,998
Total noninterest income	1,462,633	6,110,438

NONINTEREST EXPENSE
Compensation and employee benefits	4,623,760	3,655,662
Occupancy and equipment	1,355,012	1,030,236
Federal deposit insurance premiums	264,160	375,983
Data processing expense	555,910	286,901
Professional fees	375,315	354,478
Other	1,420,863	1,942,236
Total noninterest expense	8,595,020	7,645,496

Income before income tax expense	459,626	4,749,829
Income tax expense	60,987	1,586,034

NET INCOME	$398,639	$3,163,795

EARNINGS PER SHARE, BASIC AND DILUTED	$0.13	$1.04

Weighted-average common shares outstanding, basic and diluted	3,052,157	3,033,208

See accompanying notes to the consolidated financial statements

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained	Unallocated	Treasury	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	ESOP Shares	Stock	Income	Total	Income

Balance, December 31, 2009	3,306,250	$33,063	$13,694,394	$11,837,420	$(1,036,840)	$(1,251,735)	$568,657	$23,844,959

Net income				3,163,795				3,163,795	$3,163,795
Other comprehensive income:
Unrealized gain on available-for-sale
securities, net of reclassification adjustment,
net of taxes of $2,752							5,341	5,341	5,341
Comprehensive income									$3,169,136
Purchase of treasury stock (1,982 shares)						(10,406)		(10,406)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(35,857)		86,403			50,546
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2010	3,306,250	33,063	13,863,863	15,001,215	(950,437)	(1,262,141)	573,998	27,259,561

Net income				398,639				398,639	$398,639
Other comprehensive loss:
Unrealized loss on available-for-sale
securities, net of reclassification adjustment,
net of tax benefit of $(139,268)							(270,341)	(270,341)	(270,341)
Comprehensive income									$128,298
Purchase of treasury stock (1,982 shares, at cost)						(12,387)		(12,387)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(17,714)		75,293			57,579
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2011	3,306,250	$33,063	$14,051,475	$15,399,854	$(875,144)	$(1,274,528)	$303,657	$27,638,377

	December 31,
Components of other comprehensive income (loss):	2011	2010
Changes in net unrealized gain (loss) on
investment securities available for sale	$(102,753)	$199,259
Realized gains included in net income,
net of taxes of $86,333 and $99,897, respectively	(167,588)	(193,918)

Total	$(270,341)	$5,341

See accompanying notes to the consolidated financial statements

POLONIA BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$398,639	$3,163,795
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision (credit) for loan losses	440,142	(115,408)
Depreciation, amortization, and accretion	373,970	484,976
Decrease in prepaid federal deposit insurance premium	165,425	280,996
Investment securities gains, net	(253,921)	(293,815)
Proceeds from sale of loans	21,355,799	17,117,989
Net gain on sale of loans	(456,140)	(365,945)
Loans originated for sale	(20,899,659)	(16,752,044)
Earnings on bank-owned life insurance	(59,914)	(87,042)
Deferred federal income taxes	(41,903)	1,543,641
Decrease (increase) in accrued interest receivable	102,257	(142,887)
Increase (decrease) in accrued interest payable	(7,640)	39,887
Compensation expense for stock options, ESOP, and restricted stock	262,905	255,872
Net gain on acquisition	-	(4,600,480)
Other, net	(85,780)	41,285
Net cash provided by operating activities	1,294,180	570,820

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	6,361,927	6,483,428
Proceeds from principal repayments and maturities	5,433,371	12,929,518
Purchases	(1,933,200)	(9,251,651)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	7,904,674	4,183,761
Purchases	(38,537,609)	(16,716,427)
Decrease in loans receivable, net	9,587,942	13,640,384
Decrease in covered loans	7,194,860	414,929
Purchase of Federal Home Loan Bank stock	-	(54,600)
Redemptions of Federal Home Loan Bank stock	643,000	116,700
Proceeds for the sale of other real estate owned	312,145	-
Purchase of premises and equipment	(884,461)	(104,598)
Net cash received from acquisition	-	46,776,710
Net cash provided by (used for) investing activities	(3,917,351)	58,418,154

FINANCING ACTIVITIES
Decrease in deposits, net	(36,551,241)	(15,078,108)
Repayment of FHLB advances - long-term	(2,334,891)	(2,047,331)
Proceeds of FHLB advances - long-term	5,000,000	4,000,000
Purchase of treasury stock	(12,387)	(10,406)
Decrease in advances by borrowers
for taxes and insurance, net	(66,661)	(275,110)
Net cash used for financing activities	(33,965,180)	(13,410,955)

Increase (decrease) in cash and cash equivalents	(36,588,351)	45,578,019

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,004,549	8,426,530

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,416,198	$54,004,549

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,396,541	$3,635,080
Income taxes	35,000	90,000

Acquisitions (for more information, refer to Note 3
FDIC - Assisted Acquisition)
Noncash assets acquired at fair value	$-	$48,453,027
Liabilities assumed at fair value	-	(90,629,257)
Net liabilities assumed	$-	$(42,176,230)

Net cash and cash equivalents acquired	$-	$46,776,710

Net gain recorded on acquisition	$-	$4,600,480

See accompanying notes to the consolidated financial statements

POLONIA BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through seven offices located in the Greater Philadelphia area. As of December 31, 2010, the Bank was subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”). As of July 21, 2011, the Bank became subject to regulation by the Office of the Comptroller of the Currency (the “OCC”).

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, PBMHC (“PBMHC”), a Delaware investment company, and Community Abstract Agency, LLC (“CAA”). CAA provides title insurance on loans secured by real estate. Previously the Bank had a 49 percent ownership interest in Realty Capital Management, LLC, an entity formed to manage and dispose of real estate acquired through foreclosure. The entity was dissolved during 2011. All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the fair value of financial instruments.

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

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio. These securities were the most affected by the extreme economic conditions in place during the previous several years. As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases. The FHLB has reported net income for both the fourth quarter and the year ended December 31, 2011 and has declared a 0.10 percent annualized dividend to its shareholders effective February 23, 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding less the allowance for loan losses and net of deferred loan origination fees and costs. Interest on loans is recognized as income when earned on the accrual method.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Loans

Loans comprise the majority of the assets acquired in the Company’s FDIC-assisted acquisition during 2010. Purchased loans acquired in a business combination, including covered loans, are recorded at fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments. The Company considered the repayment capability of each borrower based on available financial information or whether repayment would have to come from the liquidation of the underlying collateral. For these purchased credit-impaired loans, the Company determined that the primary source of repayment would come from the liquidation of the underlying collateral. In determining the acquisition-date fair values of purchased loans, the Company calculates a nonaccretable difference (the credit component of the purchased loans fair value adjustment) and an accretable difference (the yield component of the purchased loans’ fair value adjustment).

The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since: (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

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

All acquired loans, excluding acquired consumer loans, are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on those loans (“covered loans”).

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC Indemnification Asset (Continued)

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

The ultimate realization of the FDIC indemnification asset depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded in noninterest expense using the level yield method over the estimated life of the receivable.

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

Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, deferment of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

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

Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Multi-family and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger multi-family and commercial real estate loans which are 90 days or more past due are selected for impairment testing. These loans are analyzed to determine whether they are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All multi-family and commercial real estate loans that are delinquent 90 days are placed on nonaccrual status are classified on an individual basis. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) one-to-four family real estate loans; (ii) multi-family and commercial real estate loans; (iii) commercial loans, (iv) home equity loans; (v) home equity lines of credit; and (vi) education and other consumer loans. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the total factor to be applied to nonclassified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and classification
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Loan Charge-Off Policies

Consumer loans are generally charged down to the fair value of collateral securing the asset when the loan is 120 days past due. Loans secured by real estate are generally charged down to the fair value of real estate securing the asset when the loan is 180 days past due. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Other Real Estate Owned

Other real estate owned is carried at the lower of cost or fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred.

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

Comprehensive Income

The Company is required to present comprehensive income and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. For the years ended December 31, 2011 and 2010, the Bank recorded $89,593 in expense related to share-based awards. As of December 31, 2011, there was approximately $59,714 of unrecognized cost related to unvested share-based awards granted. That cost is expected to be recognized over the next year. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 6.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee; and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45, or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	Year Ended December 31,
	2011	2010

Weighted-average common shares outstanding	3,306,250	3,306,250

Average unearned nonvested shares	(13,858)	(26,170)

Average unallocated shares held by ESOP	(90,370)	(99,010)

Average treasury stock shares	(149,865)	(147,862)

Weighted-average common shares and common stock equivalents used tocalculate basic earnings per share	3,052,157	3,033,208

Options to purchase 153,903 shares of common stock for the years ended December 31, 2011 and 2010, as well as 8,208 and 20,520 shares of restricted stock as of December 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	FDIC-ASSISTED ACQUISITION

On December 10, 2010, the Bank acquired certain assets and assumed certain liabilities of Earthstar Bank ("Earthstar") from the FDIC, as Receiver of Earthstar. Earthstar operated four community banking branches within Bucks and Philadelphia counties. The Bank's bid to purchase Earthstar included the purchase of certain Earthstar assets in exchange for assuming certain Earthstar deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $30.5 million ($30.8 million less a settlement of approximately $324,000), resulting in a pre-tax gain of $4.6 million. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss sharing agreements includes clawback provisions should losses not meet the specified thresholds and other conditions not be met. As a result of the loss sharing agreement with the FDIC, the Bank recorded an indemnification asset, net of estimated clawback provisions, of $5.4 million at the time of acquisition (for additional information, refer to the accounting policy "FDIC Indemnification Asset".) As of December 31, 2011 and 2010, the Company has not submitted any cumulative net losses for reimbursement to the FDIC under the loss-sharing agreements.

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

3.	FDIC-ASSISTED ACQUISITION (Continued)

	Acquired From	Fair Value	As Recorded
	the FDIC	Adjustmemts	by the Company
Assets:
Cash and due from banks	$16,300,282	$-	$16,300,282
Investment securities	8,187,478	-	8,187,478
Loans receivable not covered by FDIC loss share	1,609,117	(339,000)	1,270,117
Loans receivable covered by FDIC loss share	40,515,228	(7,292,213)	33,223,015
FDIC indemnifiation asset	-	5,397,192	5,397,192
Other assets	375,225	-	375,225
Total assets acquired	$66,987,330	$(2,234,021)	$64,753,309

Liablities:
Deposits	$90,411,176	$165,499	$90,576,675
Other liabilities	52,582	-	52,582
Total liabilites assumed	$90,463,758	$165,499	$90,629,257

Cash received on acquisition			$30,476,428

Gain on acquisition			$4,600,480

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

Carrying over an allowance for loan losses for impaired loans purchased in the Earthstar FDIC-assisted acquisition is prohibited. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans with specific evidence of credit impairment acquired in the Earthstar acquisition was $3.3 million and the fair value of the loans was $1.6 million. Total contractually required payments on these loans, including interest at the acquisition date was $4.4 million. However, the Company’s preliminary estimate of expected cash flows was $1.8 million. At such date, the Company established a credit risk related nonaccretable discount (a discount representing amounts which are not expected to be collected from the customer or liquidation of collateral) of $2.7 million relating to these impaired loans, reflected in the recorded net fair value. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $114,448 on the acquisition date relating to these impaired loans.

Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since: (i) the discount recognized for these loans was attributable at least in part to credit quality; and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans

3.	FDIC-ASSISTED ACQUISITION (Continued)

consists primarily of 15 and 20 year loans and lines of credit secured by one-to-four family residential properties within the Company’s current market area. Such loans represented approximately 54 percent of the total loans pooled at December 31, 2011, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80 percent. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings, and owner-occupied properties and make up approximately 40 percent of the total loans pooled at December 31, 2011. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 3 percent of the total loans pooled at December 31, 2011. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at December 31, 2011. For each loan pool, the Company has developed individual cash flow expectations and calculates a nonaccretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its Consolidated Statement of Income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows. The table below presents the components of the acquisition accounting adjustments related to the loans acquired in the Earthstar acquisition accounted for under ASC 310-30 and ASC 310-30 by analogy during the year ended December 31, 2010:

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)

Contractually required principal and interest	$4,419,384	$51,386,762
Nonaccretable discount	(2,657,833)	(8,289,676)
Expected cash flows	1,761,551	43,097,086
Accretable yield	(114,448)	(10,665,986)

Basis in acquired loans	$1,647,103	$32,431,100

3.	FDIC-ASSISTED ACQUISITION (Continued)

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	December 31, 2011		December 31, 2010
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$3,751,512	$41,396,457	$4,419,384	$51,386,762

Carrying amount, net of allowance	1,226,434	25,433,101	1,647,103	32,431,100

During the year ended December 31, 2011, the Company recorded a provision of $73,270 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2010, as well as those acquired without specific evidence of deterioration in credit quality as of December 31, 2011.

Changes in the accretable yield for acquired loans were as follows for the year ended December 31, 2011:

		Acquired Loans
	Acquired Loans	Without Specific
	With Specific	Evidence of
	Evidence of	Deterioration in
	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)

Balance at beginning of period	$114,448	$10,665,986

Reclassifications and other	-	(253,735)

Accretion	(65,811)	(1,731,281)

Balance at end of period	$48,637	$8,680,970

The $1,797,092 recognized as accretion represents the interest income earned on these loans for the year ended December 31, 2011. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $823,260 of reclassifications from nonaccretable discounts to accretable discounts. The remaining $(1,076,995) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the period.

4.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$5,048,803	$364,619	$-	$5,413,422
Freddie Mac	226,397	16,307	-	242,704
Government National Mortgage
Association	891,547	122,503	-	1,014,050
Collateralized mortgage obligations - government- sponsored entities	3,749,738	85,709	(23,942)	3,811,505
Total mortgage-backed securities	9,916,485	589,138	(23,942)	10,481,681
Corporate securities	6,971,914	63,753	(168,863)	6,866,804
Total debt securities	$16,888,399	$652,891	$(192,805)	$17,348,485

Held to maturity
Mortgage-backed securities:
Fannie Mae	$46,771,951	$1,991,083	$-	$48,763,034
Freddie Mac	9,825,160	404,089	-	10,229,249
Total mortgage-backed securities	$56,597,111	$2,395,172	$-	$58,992,283

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$7,557,936	$440,925	$-	$7,998,861
Freddie Mac	1,061,808	54,633	-	1,116,441
Government National Mortgage
Association	1,054,443	124,805	-	1,179,248
Collateralized mortgage
obligations - government-
sponsored entities	6,236,550	24,575	(16,411)	6,244,714
Total mortgage-backed
securities	15,910,737	644,938	(16,411)	16,539,264
Corporate securities	10,551,331	251,437	(869)	10,801,899
Total debt securities	26,462,068	896,375	(17,280)	27,341,163
Equity securities - financial services	18,500	-	(9,400)	9,100

Total	$26,480,568	$896,375	$(26,680)	$27,350,263

Held to maturity
Mortgage-backed securities:
Fannie Mae	$22,611,248	$165,083	$(213,520)	$22,562,811
Freddie Mac	3,516,382	-	(4,051)	3,512,331
Total mortgage-backed
securities	$26,127,630	$165,083	$(217,571)	$26,075,142

4.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31,2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage
obligations - government-
sponsored entities	$529,409	$(22,168)	$6,690	$(1,774)	$536,099	$(23,942)
Total mortgage-backed
securities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Corporate securities	4,358,300	(168,863)	-	-	4,358,300	(168,863)

Total	$4,887,709	$(191,031)	$6,690	$(1,774)	$4,894,399	$(192,805)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,974,673	$(213,520)	$-	$-	$10,974,673	$(213,520)
Freddie Mac	3,512,331	(4,051)	-	-	3,512,331	(4,051)
Collateralized mortgage
obligations - government-
sponsored entities	3,500,603	(14,718)	7,712	(1,693)	3,508,315	(16,411)
Total mortgage-backed
securities	17,987,607	(232,289)	7,712	(1,693)	17,995,319	(233,982)
Corporate securities	874,765	(869)	-	-	874,765	(869)
Equity securities -
financial services	9,100	(9,400)	-	-	9,100	(9,400)

Total	$18,871,472	$(242,558)	$7,712	$(1,693)	$18,879,184	$(244,251)

The Company reviews its position quarterly and has asserted that at December 31, 2011 and 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 12 positions that were temporarily impaired at December 31, 2011. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

4.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2011 and 2010, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2011	Cost	Value	Cost	Value

Due within one year	$2,061,042	$2,058,735	$-	$-
Due after one year through five years	5,519,851	5,632,436	-	-
Due after five years through ten years	2,899,889	2,928,113	14,280,393	14,922,287
Due after ten years	6,407,617	6,729,201	42,316,718	44,069,996

Total	$16,888,399	$17,348,485	$56,597,111	$58,992,283

For the years ended December 31, 2011 and 2010, the Company realized gross gains of $253,921 and $293,815 and proceeds from the sale of investment securities of $6,361,927 and $6,483,428.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$111,271,871	$119,085,014
Multi-family and commercial	9,438,816	10,272,043
	120,710,687	129,357,057

Home equity loans	2,817,654	2,918,492
Home equity lines of credit ("HELOCs")	1,766,999	2,023,561
Education loans	2,885,067	3,178,622
Other consumer loans	7,381	29,062
Noncovered loans purchased	1,024,626	1,270,117
Covered loans	25,708,179	32,808,086
	154,920,593	171,584,997
Less:
Net deferred loan fees	289,753	277,627
Allowance for loan losses	1,279,008	833,984
Total	$153,351,832	$170,473,386

5.	LOANS RECEIVABLE (Continued)

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2011 and 2010, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $36,522,376 and $23,763,341 at December 31, 2011 and 2010, respectively.

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the year ended December 31, 2011, is as follows:

December 31,		Amounts	December 30,
2010	Additions	Collected	2011

$2,759,409	$2,043,788	$1,277,042	$3,526,155

6.	ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one-to-four family mortgage loans, multi-family and commercial mortgage loans, commercial loans, home equity loans, home equity lines of credit, and education and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies and classifications
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	Year Ended December 31,
	2011	2010

Balance, January 1	$833,984	$1,115,141
Add:
Provision (credit) for loan losses	440,142	(115,408)
Loan recoveries	4,882	4,357
	1,279,008	1,004,090
Less:
Charge-offs	-	170,106

Balance, December 31	$1,279,008	$833,984

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at December 31, 2011 and 2010. Included in the allowance for loan losses at December 31, 2011 is $73,270 related to loans covered by loss-share agreements with the FDIC. At December 31, 2010, covered loans were excluded from the analysis of the allowance for loan loss, as they were accounted for separately. Accordingly, no allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporate assumptions regarding credit risk.

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses, and recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2011 and 2010:

	December 31,2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Beginning balance	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for
loan losses	87,216	343,947	-	4,712	(1,050)	5,317	440,142
Charge-offs	-	-	-	-	-	-	-
Recoveries	4,882	-	-	-	-	-	4,882
Net (charge-offs) recoveries	4,882	-	-	-	-	-	4,882
Allowance at end of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Ending balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Ending balance: individually
evaluated for impairment	$183,806	$82,709	$-	$-	$-	$-	$266,515
Ending balance: collectively
evaluated for impairment	$358,993	$530,735	$-	$19,304	$8,835	$21,356	$939,223
Ending balance: loans
acquired with deterioriated
credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270
Loans:
Ending balance	$125,714,206	$20,357,404	$347,256	$2,817,654	$1,766,999	$3,917,074	$154,920,593
Ending balance: individually
evaluated for impairment	$1,441,659	$799,876	$-	$-	$-	$-	$2,241,535
Ending balance: collectively
evaluated for impairment	$109,830,212	$8,638,940	$-	$2,817,654	$1,766,999	$2,892,448	$125,946,253
Ending balance: loans
acquired with deteriorated
credit quality	$14,442,335	$10,918,588	$347,256	$-	$-	$1,024,626	$26,732,805

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Ending balance	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984

Loans:
Ending balance	$119,085,014	$10,272,043	$-	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively
evaluated for impairment	$119,085,014	$10,272,043	$-	$2,918,492	$2,023,561	$3,207,684	$137,506,794

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the year ended December 31, 2011 and 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a Loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31, 2011 and 2010:

			December 31,
	December 31, 2011		2010
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate

Pass	$15,046,793	$347,256	$7,475,825
Special Mention	1,832,849	-	2,775,251
Substandard	3,477,762	-	20,967
Doubtful	-	-	-
Ending balance	$20,357,404	$347,256	$10,272,043

At December 31, 2010, certain multi-family and commercial real estate, and commercial loans acquired were being monitored by payment activity until management finalized assigning risk ratings on these loans. This process has been completed and these loans are categorized by risk classification as of December 31, 2011.

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2011 and 2010:

	December 31, 2011
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$124,249,535	$2,762,755	$1,766,999	$2,678,002	$942,673
Nonperforming	1,464,671	54,899	-	214,446	81,953
Total	$125,714,206	$2,817,654	$1,766,999	$2,892,448	$1,024,626

	December 31, 2010
		Multi-Family				Education	Noncovered
	One-to-Four	and Commercial		Home		and Other	Loans
	Family Real Estate	Real Estate	Commercial	Equity	HELOCs	Consumer	Purchased
Performing	$136,801,157	$12,605,440	$657,224	$2,918,492	$1,976,912	$2,992,563	$1,258,908
Nonperforming	1,054,999	178,512	595,768	-	46,649	215,121	11,209
Total	$137,856,156	$12,783,952	$1,252,992	$2,918,492	$2,023,561	$3,207,684	$1,270,117

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents an aging analysis of the recorded investment of past due loans.

	December 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$1,349,589	$96,230	$1,464,671	$2,910,490	$122,803,716	$125,714,206	$-
Multi-family and commercial real estate	243,211	721,984	828,132	1,793,327	18,564,077	20,357,404	-
Commercial	-	-	-	-	347,256	347,256	-
Home equity	-	-	54,899	54,899	2,762,755	2,817,654	-
HELOCs	-	-	-	-	1,766,999	1,766,999	-
Education and other consumer	58,192	15,420	214,446	288,058	2,604,390	2,892,448	-
Noncovered loans Purchased	14,832	-	81,953	96,785	927,841	1,024,626	-
Total	$1,665,824	$833,634	$2,644,101	$5,143,559	$149,777,034	$154,920,593	$-

	December 31, 2010
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$2,446,538	$864,659	$1,054,999	$4,366,196	$133,489,960	$137,856,156	$-
Multi-family and commercial real estate	166,454	-	178,512	344,966	22,711,029	23,055,995	-
Commercial	-	-	595,768	595,768	657,224	1,252,992	-
Home equity	-	-	-	-	2,918,492	2,918,492	-
HELOCs	-	-	46,649	46,649	1,976,912	2,023,561	-
Education and other consumer	66,274	24,397	215,121	305,792	2,901,892	3,207,684	-
Noncovered loans purchased	3,254	1,756	11,209	16,219	1,253,898	1,270,117	-
Total	$2,682,520	$890,812	$2,102,258	$5,675,590	$165,909,407	$171,584,997	$-

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of December 31, 2011 and 2010. The balances are presented by class of loans.

	December 31,	December 31,
	2011	2010

One-to-four family real estate	$1,464,671	$1,054,999
Multi-family and commercial real estate	828,132	178,512
Commercial	-	595,768
Home equity	54,899	-
HELOCs	-	46,649
Education and other consumer	214,446	215,121
Noncovered loans purchased	81,953	11,209
Total	$2,644,101	$2,102,258

Interest income on loans would have increased by approximately $193,323 and $48,193 during the years ended December 31, 2011 and 2010, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. There were no impaired loans at December 31, 2010.

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471

Total :
One-to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loan modifications that are considered TDRs completed during the year ended December 31, 2011, were as follows:

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	2	$851,191	$851,191
Multi-family and commercial real estate	1	903,651	903,651
Total	3	$1,754,842	$1,754,842

There were no TDRs modified within the past year that subsequently defaulted during the year ended December 31, 2011.

7.	COVERED LOANS

At December 31, 2011 and December 31, 2010, the Company had $25.7 million and $32.8 million, respectively (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.2 million and $1.6 million at December 31, 2011 and 2010, respectively. There were no significant increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and December 31, 2010, or through December 31, 2011. The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $25.5 million and $32.4 million at December 31, 2011 and December 31, 2010, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since: (i) the discount recognized for these loans was attributable at least in part to credit quality; and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

7.	COVERED LOANS (Continued)

The components of covered loans by portfolio class as of December 31, 2011 and 2010, were as follows:

	December 31,	December 31,
	2011	2010
Mortgage loans:
One-to-four family	$14,442,335	$18,771,142
Multi-family and commercial	10,918,588	12,783,952
	25,360,923	31,555,094

Commercial	347,256	1,252,992
Total loans	$25,708,179	$32,808,086

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2011	2010

Land	$103,000	$55,000
Buildings	7,339,062	6,968,562
Furniture, fixtures, and equipment	2,710,175	2,373,945
	10,152,237	9,397,507
Less accumulated depreciation	5,066,257	4,826,329
Total	$5,085,980	$4,571,178

Depreciation expense amounted to $370,454 and $294,100 for the years ended December 31, 2011 and 2010, respectively.

9.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	December 31,
	2011		2010
	Amount	%	Amount	%

Non-interest-bearing demand	$6,644,398	3.27%	$8,806,067	3.68%
NOW accounts	15,721,299	7.75	14,767,387	6.16
Money market deposit	43,655,929	21.50	56,768,776	23.70
Savings	30,235,259	14.89	29,523,229	12.32
	96,256,885	47.41	109,865,459	45.86

Time deposits:
0.01 - 0.99%	26,804,241	13.20	15,470,915	6.45
1.00 - 1.99%	55,032,658	27.11	71,933,905	30.00
2.00 - 3.99%	17,524,066	8.63	21,859,336	9.12
4.00 - 5.99%	7,398,436	3.65	20,576,197	8.57
	106,759,401	52.59	129,840,353	54.14

Total	$203,016,286	100.00%	$239,705,812	100.00%

9.	DEPOSITS (Continued)

The scheduled maturities of time deposits are as follows:

December
2011

One year or less	$57,439,933
More than one year to two years	19,772,949
More than two years to three years	6,446,045
More than three years to four years	4,463,097
More than four years	18,637,377
Total	$106,759,401

Time deposits include those in denominations of $100,000 or more. Such deposits aggregated $37,596,248 and $40,387,644 at December 31, 2011 and 2010, respectively.

The scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2011, are as follows:

December
2011

Within three months	$4,069,315
Three through six months	11,190,312
Six through twelve months	7,223,929
Over twelve months	15,112,692

Total	$37,596,248

Interest expense by deposit category is as follows:

	Year Ended December 31,
	2011	2010

NOW accounts	$82,339	$73,902
Money market deposit	325,900	353,057
Savings	127,469	148,812
Time deposits	2,016,557	2,257,434

Total	$2,552,265	$2,833,205

10.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Range		At December 31,
Description	From	To	Interest Rate	From	To	2011	2010

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed-rate	02/06/13	06/01/16	2.30	1.76	3.58	6,500,000	1,500,000
Fixed-rate amortizing	12/26/12	12/26/12	3.87	3.87	3.87	591,302	1,160,193
Mid-term repo fixed	01/03/12	01/11/13	1.71%	1.41%	2.09%	7,000,000	8,766,000

	Total					$31,091,302	$28,426,193

10.	FHLB ADVANCES – LONG-TERM (Continued)

Payments of FHLB borrowings are summarized as follows:

	December 31, 2011
		Weighted-
December 31,	Amount	Average Rate

2012	$5,591,302	1.80%
2013	3,500,000	2.73
2015	3,000,000	1.76
2016	2,000,000	2.17
2018	17,000,000	3.08
Total	$31,091,302	2.62%

As of December 31, 2011, the Company had one fixed-rate amortizing borrowing with the FHLB, which was originated in December 2002. The fixed-rate amortizing borrowing requires aggregate monthly payments of principal and interest of $49,000 for the remaining borrowing through December 2012. The Company also has three convertible select borrowings, three mid-term repo-fixed borrowings, and three fixed-rate borrowing. These borrowings were originated in 2008, 2009, 2010, and 2011 and mature from January 2012 through August 2018. All borrowings acquired in 2008, 2009, 2010, and 2011 require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encum-brances. In addition, the Company has a maximum borrowing capacity of $110.8 million with the FHLB at December 31, 2011.

11.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2011	2010

Current tax expense	$102,890	$42,393
Deferred taxes	(41,903)	1,543,641

Total	$60,987	$1,586,034

11.	INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$432,879	$283,231
Deferred loan fees	-	55
Deferred compensation	1,137,519	1,060,020
Investment securities impairment	-	163,710
Deferred health care	69,312	69,913
State net operating loss carryforward	197,617	196,662
Capital loss carryforwards	-	75,359
Premises and equipment	-	79,684
Charitable contribution carryforward	35,109	44,323
Goodwill	286,781	269,843
Other	104,090	107,126
Total gross deferred tax assets	2,263,307	2,349,926
Valuation allowance	(232,726)	(316,344)
Total net deferred tax assets	2,030,581	2,033,582

Deferred tax liabilities:
Prepaid insurance	59,600	61,907
Deferred gain on FDIC-assisted acquisition	1,774,292	1,835,045
Premises and equipment	18,156	-
Net unrealized gain on securities	156,429	295,696
Total gross deferred tax liabilities	2,008,477	2,192,648

Net deferred tax assets (liabilities)	$22,104	$(159,066)

The valuation allowance as of December 31, 2011 and 2010, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from three years to five years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consists of the Pennsylvania Mutual Thrift tax loss carryforward, capital loss carryforward, and the charitable contribution carryforward. A valuation allowance was not established at December 31, 2011 and 2010, for the remaining deferred tax assets, in view of certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

11.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011		2010
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$156,275	34.0%	$1,614,942	34.0%
Tax-exempt income	(22,188)	(4.8)	(29,594)	(0.6)
Valuation allowance	(83,618)	(18.2)	(92,713)	(2.0)
Other, net	10,518	2.3	93,399	2.0
Actual tax expense and effective rate	$60,987	13.3%	$1,586,034	33.4%

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2008.

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

12.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The off-balance sheet commitments consisted of the following:

	December 31,
	2011	2010

Commitments to extend credit	$1,061,000	$3,963,600
Unused lines of credit	5,707,204	9,602,562
Letters of credit	36,091	36,091

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 4.38 percent to 7.25 percent at December 31, 2011. The commitments outstanding at December 31, 2011, contractually mature in less than one year.

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

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. Pension expense for the profit sharing portion of the Plan was $60,000 and $49,555 for the years ended December 31, 2011 and 2010, respectively.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $206,888 and $186,529 for the years ended December 31, 2011 and 2010, respectively.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $57,579 and $50,546 for the years ended December 31, 2011 and 2010, respectively.

13.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

The following table presents the components of the ESOP shares:

	December 31,
	2011	2010

Allocated shares	43,202	34,562

Unreleased shares	86,403	95,043

Total ESOP shares	129,605	129,605

Fair value of unreleased shares	$565,940	$522,736

Equity Incentive Plan

Employees and nonemployee corporate directors are eligible to receive awards of restricted stock and options based upon performance related requirements. Awards granted under the plan are in the form of the Company’s common stock and options to purchase stock and are subject to certain vesting requirements including continuous employment or service with the Company. The Company has authorized 226,808 shares of the Company’s common stock under the plan. The plan assists the Company in attracting, retaining, and motivating employees and non-employee directors to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Restricted Stock Plan

In connection with the Equity Incentive Plan, the Company awarded 64,800 shares of restricted stock to directors and officers of the Company on August 21, 2007. These shares vest over a five-year period ending in 2012. Compensation expense related to the vesting of shares was $115,733 for each of the years ended December 31, 2011 and 2010.

		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2010	24,624	$9.40
Granted	-	-
Vested	(12,312)	9.40
Forfeited	-	-

Nonvested at December 31, 2011	12,312	$9.40

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

13.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table is a summary of the Company’s stock option activity and related information for its option plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	December 31,	Exercise	Contractual	Intrinsic
	2011	Price	Term (in years)	Value

Outstanding, beginning	153,903	$9.40	6.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, ending	153,903	$9.40	5.64	-

Vested and exercisable at period-end	123,122	$9.40	5.64	-

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2011:

		Weighted-
		Average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2010	61,561	$9.40
Granted	-	-
Vested	(30,780)	9.40
Forfeited	-	-

Nonvested at December 31, 2011	30,781	$9.40

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,200,181 and $4,140,267 at December 31, 2011 and 2010, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2011, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2011 and 2010, $1,621,532 and $1,520,087, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $551,321 and $516,830, respectively, are recognized in the financial statements.

13.	EMPLOYEE BENEFITS (Continued)

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

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2011	2010

Components of net periodic benefit cost:
Service cost	$120,719	$55,970
Interest cost	95,005	92,847

Net periodic benefit cost	$215,724	$148,817

14.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances at December 31, 2011 was $25,000.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, Core capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

14.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital.

	December 31,
	2011	2010

Total stockholders' equity	$27,395,060	$27,171,088
Accumulated other comprehensive income	(303,657)	(573,998)

Tier I, core, and tangible capital	27,091,403	26,597,090

Qualifying allowance for loan losses	1,279,008	833,984

Total risk-based capital	$28,370,411	$27,431,074

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk-Weighted Assets)

Actual	$28,370,411	21.49	$27,431,074	18.18%
For Capital Adequacy Purposes	10,560,640	8.00	12,073,520	8.00
To Be Well Capitalized	13,200,800	10.00	15,091,900	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$27,091,403	20.52%	$26,597,090	17.62%
For Capital Adequacy Purposes	5,280,320	4.00	6,036,760	4.00
To Be Well Capitalized	7,920,480	6.00	9,055,140	6.00

Core Capital
(to Adjusted Assets)

Actual	$27,091,403	10.22%	$26,597,090	8.92%
For Capital Adequacy Purposes	10,602,917	4.00	11,924,772	4.00
To Be Well Capitalized	13,253,646	5.00	14,905,965	5.00

Tangible Capital
(to Adjusted Assets)

Actual	$27,091,403	10.22%	$26,597,090	8.92%
For Capital Adequacy Purposes	5,301,458	1.50	5,962,386	1.50
To Be Well Capitalized	N/A	N/A	N/A	N/A

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

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

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing are as follows:

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of December 31, 2011 and 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$10,481,681	$-	$10,481,681
Corporate securities	-	6,866,804	-	6,866,804
	$-	$17,348,485	$-	$17,348,485

	December 31, 2010
	Level I		Level II	Level III	Total
Assets:	t
Investment securities available for sale:
Mortgage-backed securities		$-	$16,539,264	$-	$16,539,264
Corporate securities		-	10,801,899	-	10,801,899
Equity securities - financial services		-	9,100	-	9,100
		$-	$27,350,263	$-	$27,350,263

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010, are as follows:

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$2,120,840	$2,120,840
Other real estate owned	-	-	82,942	82,942

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Other real estate owned	$-	$-	$314,113	$314,113

15.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$17,416,198	$17,416,198	$54,004,549	$54,004,549
Investment securities: Available for sale	17,348,485	17,348,485	27,350,263	27,350,263
Held to maturity	56,597,111	58,992,283	26,127,630	26,075,142
Net loans	153,351,832	160,333,403	170,473,386	178,676,219
Accrued interest receivable	970,966	970,966	1,073,223	1,073,223
Federal Home Loan Bank stock	2,822,600	2,822,600	3,465,600	3,465,600
Bank-owned life insurance	4,200,181	4,200,181	4,140,267	4,140,267
FDIC indemnification asset	5,218,506	5,218,506	5,397,192	5,397,192

Financial liabilities:
Deposits	$203,016,286	$205,800,372	$239,705,812	$241,401,576
FHLB advances - long-term	31,091,302	29,626,439	28,426,193	29,900,092
Advances by borrowers for taxes and insurance	939,092	939,092	1,005,753	1,005,753
Accrued interest payable	95,894	95,894	103,534	103,534

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

15.	FAIR VALUE MEASUREMENTS (Continued)

Net Loans

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Acquired loans are recorded at fair value on the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans.

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

16.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp are as follows:

CONDENSED STATEMENT OF INCOME

	December 31,
	2011	2010

ASSETS
Cash	$186,010	$178,520
Loans receivable	875,144	950,437
Investment in subsidiary	26,519,916	26,220,651
Other assets	144,163	119,237

TOTAL ASSETS	$27,725,233	$27,468,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$86,856	$209,284
Stockholders' equity	27,638,377	27,259,561

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,725,233	$27,468,845

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

INCOME
ESOP loan interest income	$89,258	$94,149
Investment income	374	35,151
Total income	89,632	129,300

EXPENSES	200,280	211,387

Loss before income tax expense (benefit)	(110,648)	(82,087)
Income tax expense (benefit)	(15,104)	346

Loss before equity in undistributed earnings of subsidiary	(95,544)	(82,433)
Equity in undistributed earnings of subsidiary	494,183	3,246,228

NET INCOME	$398,639	$3,163,795

16.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$398,639	$3,163,795
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(494,183)	(3,246,228)
Stock compensation expense	262,905	255,872
Other, net	(147,484)	(104,733)
Net cash provided by operating activities	19,877	68,706

INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	-	(3,050,000)
Net cash used for investing activities	-	(3,050,000)

FINANCING ACTIVITIES
Purchase of treasury stock	(12,387)	(10,406)
Net cash used for financing activities	(12,387)	(10,406)

Increase (decrease) in cash	7,490	(2,991,700)

CASH AT BEGINNING OF PERIOD	178,520	3,170,220

CASH AT END OF PERIOD	$186,010	$178,520

17.	STOCK OFFERING AND PLAN OF CONVERSION

On August 16, 2011, the Company, the Bank and Polonia MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Polonia MHC will merge with and into the Company, with the Company being the surviving entity; (ii) the Company will merge with a newly formed Maryland corporation named Polonia Bancorp, Inc.; (iii) the shares of common stock of the Company held by persons other than Polonia MHC (whose shares will be canceled) will be converted into shares of common stock of new Polonia Bancorp, Inc. pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; (iv) the Bank will become a wholly owned subsidiary of new Polonia Bancorp, Inc.; and (v) new Polonia Bancorp, Inc. will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by Polonia MHC will be canceled and new shares of common stock, representing the approximate 57.6 percent ownership interest of Polonia MHC, will be offered for sale by new Polonia Bancorp, Inc. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of new Polonia Bancorp, Inc.’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new Polonia Bancorp, Inc.’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

17.	STOCK OFFERING AND PLAN OF CONVERSION (Continued)

At the time of the conversion, liquidation accounts will be established in an amount equal to the percentage ownership in the Company owned by Polonia MHC multiplied by the Company’s stockholders’ equity as reflected in the latest Consolidated Balance Sheet used in the final offering prospectus for the conversion plus the value of the net assets of Polonia MHC as reflected in the latest Consolidated Balance Sheet of Polonia MHC prior to the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and new Polonia Bancorp, Inc. (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither new Polonia Bancorp, Inc. nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the OCC.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of Polonia MHC, and the Board of Governors of the Federal Reserve System. Meetings of the Company’s shareholders and Polonia MHC’s members will be held to approve the plan in 2012. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of December 31, 2011, the Company had incurred approximately $561,000 of conversion costs.

18.	SELECTED QUARTERLY DATA (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Total interest income	$2,802,674	$2,968,231	$2,841,419	$2,808,732
Total interest expense	873,119	872,033	860,977	782,772

Net interest income	1,929,555	2,096,198	1,980,442	2,025,960
Provision for loan losses	25,766	89,423	229,041	95,912

Net interest income after provision for loan losses	1,903,789	2,006,775	1,751,401	1,930,048

Total noninterest income	181,474	581,854	450,302	249,003
Total noninterest expense	2,095,942	2,352,689	2,031,155	2,115,229

Income before income taxes	(10,679)	235,940	170,548	63,822
Income tax expense (benefit)	(4,277)	15,312	53,741	(3,789)

Net income	$(6,402)	$220,628	$116,807	$67,611

Per share data:
Net income
Basic and diluted	$-	$0.07	$0.04	$0.02
Average shares outstanding
Basic and diluted	3,044,965	3,049,143	3,052,463	3,052,157

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total interest income	$2,571,912	$2,487,226	$2,352,631	$2,432,677
Total interest expense	954,217	923,558	898,598	898,594

Net interest income	1,617,695	1,563,668	1,454,033	1,534,083
Provision (credit) for loan losses	(134,484)	(77,650)	(62,736)	159,462

Net interest income after provision (credit) for loan losses	1,752,179	1,641,318	1,516,769	1,374,621

Total noninterest income	487,679	459,377	300,277	4,863,105
Total noninterest expense	2,067,499	1,953,180	1,719,813	1,905,004

Income before income taxes	172,359	147,515	97,233	4,332,722
Income tax expense (benefit)	(43,623)	48,103	36,514	1,545,040

Net income	$215,982	$99,412	$60,719	$2,787,682

Per share data:
Net income
Basic and diluted	$0.07	$0.03	$0.02	$0.92
Average shares outstanding
Basic and diluted	3,025,995	3,030,173	3,033,579	3,036,537

