Form 10-Q
period 2012-03-31
Polonia Bancorp
filed 2012-05-15
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐            No ☒

As of May 15, 2012, there were 3,155,114 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$1,523,995	$2,312,801
Interest-bearing deposits with other institutions	20,492,509	15,103,397
Cash and cash equivalents	22,016,504	17,416,198

Investment securities available for sale	16,519,681	17,348,485
Investment securities held to maturity (fair value of $58,123,794 and $58,992,283)	55,638,590	56,597,111
Loans receivable	121,899,838	128,922,661
Covered loans	24,416,678	25,708,179
Total loans	146,316,516	154,630,840
Less: allowance for loan losses	1,145,952	1,279,008
Net loans	145,170,564	153,351,832
Accrued interest receivable	928,215	970,966
Federal Home Loan Bank stock	2,681,400	2,822,600
Premises and equipment, net	5,089,455	5,085,980
Bank-owned life insurance	4,210,727	4,200,181
FDIC indemnification asset	5,129,199	5,218,506
Other assets	2,579,943	2,038,563
TOTAL ASSETS	$259,964,278	$265,050,422

LIABILITIES
Deposits	$203,175,347	$203,016,286
FHLB advances - long-term	25,945,611	31,091,302
Advances by borrowers for taxes and insurance	637,407	939,092
Accrued interest payable	86,826	95,894
Other liabilities	2,286,153	2,269,471
TOTAL LIABILITIES	232,131,344	237,412,045

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	14,081,572	14,051,475
Retained earnings	15,475,668	15,399,854
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (84,248 and 87,514 shares)	(842,480)	(875,144)
Treasury Stock (151,136 shares)	(1,274,528)	(1,274,528)
Accumulated other comprehensive income	359,639	303,657
TOTAL STOCKHOLDERS' EQUITY	27,832,934	27,638,377
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$259,964,278	$265,050,422

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,996,624	$2,229,652
Investment securities	588,372	569,496
Other interest and dividend income	2,236	3,526
Total interest and dividend income	2,587,231	2,802,674

INTEREST EXPENSE
Deposits	526,645	673,327
FHLB advances - short-term	-	3,302
FHLB advances - long-term	187,096	190,744
Advances by borrowers for taxes and insurance	5,968	5,746
Total interest expense	719,709	873,119

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,867,522	1,929,555
Provision for loan losses	90,059	25,766

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,777,464	1,903,789

NONINTEREST INCOME
Service fees on deposit accounts	32,634	29,570
Earnings on bank-owned life insurance	10,546	17,369
Gain on sale of loans, net	141,561	-
Rental income	73,494	72,790
Other	105,915	61,745
Total noninterest income	364,150	181,474

NONINTEREST EXPENSE
Compensation and employee benefits	1,163,047	1,100,519
Occupancy and equipment	332,573	353,189
Federal deposit insurance premiums	74,130	92,391
Data processing expense	99,821	151,224
Professional fees	99,568	94,014
Other	253,505	304,605
Total noninterest expense	2,022,645	2,095,942

Income (loss) before income tax expense (benefit)	118,969	(10,679)
Income tax expense (benefit)	43,156	(4,277)

NET INCOME (LOSS)	$75,814	$(6,402)

EARNINGS PER SHARE - Basic and Diluted	$0.02	$0.00

See accompanying notes to the unaudited consolidated financial statements.

4

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months
	Ended March 31,
	2012	2011

Net income (loss)	$75,814	$(6,402)

Changes in net unrealized gain on investment securities available for sale	84,821	18,141

Tax effect	(28,839)	(6,168)

Total comprehensive income	$131,796	$5,571

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
	Shares of				Unallocated		Other
	Common	Common	Additional	Retained	Shares Held	Treasury	Comprehensive
	Stock	Stock	Paid-In-Capital	Earnings	by ESOP	Stock	Income	Total

Balance, December 31, 2011	3,306,250	$33,063	$14,051,475	$15,399,854	$(875,144)	$(1,274,528)	$303,657	$27,638,377

Net income				75,814				75,814
Other comprehensive income; net							55,982	55,982
Stock options compensation expense			22,398					22,398
Allocation of unearned ESOP shares			(21,234)		32,664			11,430
Allocation of unearned restricted stock			28,933					28,933

Balance, March 31, 2012	3,306,250	$33,063	$14,081,572	$15,475,668	$(842,480)	$(1,274,528)	$359,639	$27,832,934

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$75,814	$(6,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	90,059	25,766
Depreciation, amortization and accretion	117,875	151,587
Origination of loans held for sale	(4,492,020)	-
Proceeds from sale of loans	4,633,581	-
Net gain on sale of loans	(141,561)	-
Earnings on bank-owned life insurance	(10,546)	(17,369)
Deferred federal income taxes	(31,931)	57,664
Decrease (increase) in accrued interest receivable	42,751	(26,747)
Increase in accrued interest payable	(9,068)	(2,759)
Compensation expense for stock options, ESOP and restricted stock	62,761	63,942
Other, net	(252,343)	65,872
Net cash provided by operating activities	85,372	311,554

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	908,940	1,627,609
Investment securities held to maturity:
Proceeds from principal repayments and maturities	2,480,032	1,579,639
Purchases	(1,555,781)	(29,016,481)
Decrease (increase) in loans receivable, net	6,552,864	(2,401,058)
Decrease in covered loans	1,276,294	1,411,493
Redemptions of Federal Home Loan Bank stock	141,200	173,300
Payments received from FDIC under loss share agreement	100,576	-
Purchase of premises and equipment	(108,330)	(69,393)
Net cash (used for) provided by investing activites	9,795,795	(26,694,891)

FINANCING ACTIVITES
Increase (decrease) in deposits, net	166,515	(22,394,036)
Net increase in FHLB advances - short term	-	5,000,000
Repayment of FHLB advances - long-term	(5,145,691)	(1,906,168)
Decrease in advances by borrowers for taxes and insurance, net	(301,685)	(287,852)
Net cash used for financing activites	(5,280,861)	(19,588,056)
Increase (decrease) in cash and cash equivalents	4,600,306	(45,971,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,416,198	54,004,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,016,504	$8,033,156

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$728,777	$875,878
Income taxes	200,000	-
Noncash items:
Transfers from loans to other real estate owned	269,263	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2011.

Use of Estimates in the Preparation of Financial Statements.   The accounting principles followed by the Company and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Materials estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the fair value of financial instruments.

Recent Accounting and Regulatory Pronouncements

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended
	March 31,
	2012	2011
Net Income (loss):	$75,814	$(6,402)

Weighted average number of shares issued	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(151,136)	(149,154)
Less weighted average number of unearned ESOP shares	(84,989)	(93,629)
Less weighted average number of nonvested restricted stock awards	(6,190)	(18,502)
Weighted average shares outstanding basic	3,063,935	3,044,965
Weighted average shares outstanding diluted	3,063,935	3,044,965
Earnings per share:
Basic	$0.02	$0.00
Diluted	0.02	0.00

Options to purchase 153,903 shares at $9.40 per share of common stock as of March 31, 2012 and 2011, as well as 5,130 shares and 17,442 shares of restricted stock as of March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 54% of the total loans pooled at March 31, 2012, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 41 percent of the total loans pooled at March 31, 2012. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 1 percent of the total loans pooled at March 31, 2012. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at March 31, 2012. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	March 31, 2012		December 31, 2011
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$3,328,476	$39,099,508	$3,751,512	$41,396,457

Carrying amount, net of allowance	$1,113,024	$24,202,290	$1,226,434	$25,433,101

During the three months ended March 31, 2012, the Company did not record a provision for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2011, the Company recorded a provision of $73,270 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There was no allowance for loan losses recorded for acquired loans without specific evidence of deterioration of credit quality for the three months ended March 31, 2012 and for the year ended December 31, 2011. There has been no allowance reversed for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
		Acquired Loans		Acquired Loans
		Without Specific		Without Specific
	Acquired Loans With	Evidence of	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$48,637	$8,680,970	$114,448	$10,665,986
Reclassifications and other	-	(137,116)	-	(343,149)
Accretion	(12,203)	(378,353)	(16,240)	(475,799)
Balance at end of period	$36,434	$8,165,501	$98,208	$9,847,038

The $390,556 and $492,039 recognized as accretion represents the interest income earned on these loans for the three month periods ending March 31, 2012 and 2011, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $823,260 as March 31, 2012 and $39,000 as of March 31, 2011 of reclassifications from non-accretable discounts to accretable discounts.  The remaining $(960,376) for March 31, 2012 and $(383,000) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the period.

4.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$4,595,920	$350,182	$-	$4,946,102
Freddie Mac	197,850	14,629	-	212,479
Government National Mortgage Association	844,191	118,983	-	963,174
Collateralized mortgage obilgations- government sponsored entities	3,363,805	70,760	(46,083)	3,388,482
Total mortgage-backed securities	9,001,766	554,554	(46,083)	9,510,237
Corporate securities	6,973,008	142,136	(105,700)	7,009,444

Total	$15,974,774	$696,690	$(151,783)	$16,519,681

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$46,284,396	$2,054,476	$-	$48,338,872
Freddie Mac	9,354,194	430,728	-	9,784,922
Total mortgage-backed securities	$55,638,590	$2,485,204	$-	$58,123,794

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$5,048,803	$364,619	$-	$5,413,422
Freddie Mac	226,397	16,307	-	242,704
Government National Mortgage Association	891,547	122,503	-	1,014,050
Collateralized mortgage obilgations- government sponsored entities	3,749,738	85,709	(23,942)	3,811,505
Total mortgage-backed securities	9,916,485	589,138	(23,942)	10,481,681
Corporate securities	6,971,914	63,753	(168,863)	6,866,804

Total	$16,888,399	$652,891	$(192,805)	$17,348,485

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$46,771,951	$1,991,083	$-	$48,763,034
Freddie Mac	9,825,160	404,089	-	10,229,249
Total mortgage-backed securities	$56,597,111	$2,395,172	$-	$58,992,283

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	March 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:

Collateralized mortgage obligations-government sponsored entities	$478,990	$(17,778)	$262,060	$(28,305)	$741,050	$(46,083)
Total mortgage-backed securities	478,990	(17,778)	262,060	(28,305)	741,050	(46,083)
Corporate securities	894,300	(105,700)	-	-	894,300	(105,700)

Total	$1,373,290	$(123,478)	$262,060	$(28,305)	$1,635,350	$(151,783)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:

Collateralized mortgage obligations-government sponsored entities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Total mortgage-backed securities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Corporate securities	4,358,300	(168,863)	-	-	4,358,300	(168,863)

Total	$4,887,709	$(191,031)	$6,690	$(1,774)	$4,894,399	$(192,805)

The Company reviews its position quarterly and has determined that at March 31, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 11 positions that were temporarily impaired at March 31, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$2,027,676	$2,041,729	$-	$-
Due after one year through five years	5,360,997	5,535,056	-	-
Due after five years through ten years	2,764,459	2,833,404	13,464,052	14,122,267
Due after ten years	5,821,642	6,109,492	42,174,538	44,001,527

Total	$15,974,774	$16,519,681	$55,638,590	$58,123,794

The Company had no sales of investment securities for the three month periods ending March 31, 2012 and 2011, respectively.

5.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2012	2011

Mortgage Loans:
One-to-four family	$106,267,366	$111,271,871
Multi-family and commercial real estate	7,554,401	9,438,816
	113,821,766	120,710,687

Home equity loans	2,882,638	2,817,654
Home equity lines of credit ("HELOCs")	1,698,850	1,766,999
Education loans	2,803,792	2,885,067
Other consumer loans	1,312	7,381
Non-covered consumer loans purchased	971,906	1,024,626
Covered loans	24,416,678	25,708,179
	146,596,943	154,920,593
Less:
Net deferred loan fees	280,426	289,753
Allowance for loan losses	1,145,952	1,279,008

Total	$145,170,564	$153,351,832

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at March 31, 2012 and December 31, 2011 is dependent upon the local economic conditions.

6.	Covered Loans

At March 31, 2012, and December 31, 2011, the Company had $24.4 million and $25.7 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.1 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively. There were no significant increases or decreases in the expected cash flows of covered loans between December 10, 2010 (the “acquisition date”) and December 31, 2011, or through March 31, 2012. The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $24.2 million and $25.4 million at March 31, 2012 and December 31, 2011, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

The components of covered loans by portfolio class as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Mortgage loans:
One-to-four family	$13,763,581	$14,442,335
Multi-family and commercial real estate	10,536,445	10,918,588
	24,300,026	25,360,923
Commercial	116,652	347,256
Total Loans	$24,416,678	$25,708,179

7.	Allowance for Loan Losses

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
Trends in credit quality ratings
Changes in management and lending staff
Economic trends
Concentrations of credit
Changes in lending policies
Changes in loan review
External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2012, the qualitative factors were reviewed and remained unchanged.

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at March 31, 2012.  Included in the allowance for loan losses is $73,270 related to loans covered by loss-share agreements with the FDIC as of March 31, 2012 and December 31, 2011.

The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2012 and 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Balance, December 31, 2011
Allowance for loan losses:	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	209,314	(118,657)	-	336	(341)	(593)	90,059
Charge-offs	(223,418)	-	-	-	-	-	(223,418)
Recoveries	303	-	-	-	-	-	303
Net charge-offs	(223,115)	-	-	-	-	-	(223,115)
Balance, March 31, 2012	$597,479	$499,576	$-	$19,640	$8,494	$20,763	$1,145,952

Balance, December 31, 2010
Allowance for loan losses:	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	18,707	2,631	-	(653)	(87)	5,168	25,766
Charge-offs	-	-	-	-	-	-	-
Recoveries	2,889	-	-	-	-	-	2,889
Net charge-offs	2,889	-	-	-	-	-	2,889
Balance, March 31, 2011	$540,778	$276,917	$-	$13,939	$9,798	$21,207	$862,639

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At March 31, 2012
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$597,479	$499,576	$-	$19,640	$8,494	$20,763	$1,145,952

Ending balance: individually
evaluated for impairment	$91,906	$82,709	$-	$-	$-	$-	$174,615

Ending balance: collectively
evaluated for impairment	$437,092	$412,078	$-	$19,640	$8,494	$20,763	$898,067

Ending balance: loans acquired with
deteriorated credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270

Loans:
Ending Balance	$120,030,947	$18,090,846	$116,652	$2,882,638	$1,698,850	$3,777,010	$146,596,943

Ending balance: individually
evaluated for impairment	$1,438,593	$794,501	$-	$-	$-	$-	$2,233,094

Ending balance: collectively
evaluated for impairment	$104,828,773	$6,759,900	$-	$2,882,638	$1,698,850	$2,805,104	$118,975,265

Ending balance: loans acquired with
deteriorated credit quality	$13,763,581	$10,536,445	$116,652	$-	$-	$971,906	$25,388,584

	At December 31, 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Ending balance: individually
evaluated for impairment	$183,806	$82,709	$-	$-	$-	$-	$266,515

Ending balance: collectively
evaluated for impairment	$358,993	$530,735	$-	$19,304	$8,835	$21,356	$939,223

Ending balance: loans acquired with
deteriorated credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270

Loans:
Ending Balance	$125,714,206	$20,357,404	$347,256	$2,817,654	$1,766,999	$3,917,074	$154,920,593

Ending balance: individually
evaluated for impairment	$1,441,659	$799,876	$-	$-	$-	$-	$2,241,535

Ending balance: collectively
evaluated for impairment	$109,835,038	$8,634,113	$-	$2,817,654	$1,766,999	$2,892,448	$125,946,252

Ending balance: loans acquired with
deteriorated credit quality	$14,442,335	$10,918,588	$347,256	$-	$-	$1,024,626	$26,732,805

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at March 31, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of March 31, 2012 and December 31, 2011:

	March 31,		December 31,
	2012		2011
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$14,738,921	$116,652	$15,046,793	$347,256
Special Mention	-	-	1,832,849	-
Substandard	3,351,925	-	3,477,762	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$18,090,846	$116,652	$20,357,404	$347,256

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  Multi-family and commercial real estate and commercial loans are categorized by risk classification as of March 31, 2012 and December 31, 2011.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of March 31, 2012 and December 31, 2011:

	At March 31, 2012
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$118,431,026	$2,827,618	$1,698,850	$2,640,814	$887,579
Nonperforming	1,599,921	55,020	-	164,290	84,327
Total	$120,030,947	$2,882,638	$1,698,850	$2,805,104	$971,906

	At December 31, 2011
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$124,249,535	$2,762,755	$1,766,999	$2,678,002	$942,973
Nonperforming	1,464,671	54,899	-	214,446	81,653
Total	$125,714,206	$2,817,654	$1,766,999	$2,892,448	$1,024,626

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At March 31, 2012
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family
real estate	$700,903	$485,415	$1,599,921	$2,786,239	$117,244,708	$120,030,947	$-
Multi-family and
commercial real estate	20,466	804,167	630,881	1,455,514	16,635,332	18,090,846	-
Commercial	-	-	-	-	116,652	116,652	-
Home equity	-	-	55,020	55,020	2,827,618	2,882,638	-
HELOCs	-	-	-	-	1,698,850	1,698,850	-
Education and other
consumer	29,869	6,308	164,290	200,467	2,604,637	2,805,104	-
Non-covered consumer
loans puchased	14,191	-	84,327	98,518	873,388	971,906	-
Total	$765,429	$1,295,890	$2,534,439	$4,595,758	$142,001,185	$146,596,943	$

	At December 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family
real estate	$1,349,589	$96,230	$1,464,671	$2,910,490	$122,803,716	$125,714,206	$-
Multi-family and
commercial real estate	243,211	721,984	828,132	1,793,327	18,564,077	20,357,404	-
Commercial	-	-	-	-	347,256	347,256	-
Home equity	-	-	54,899	54,899	2,762,755	2,817,654	-
HELOCs	-	-	-	-	1,766,999	1,766,999	-
Education and other
consumer	58,192	15,420	214,446	288,058	2,604,390	2,892,448	-
Non-covered consumer
loans puchased	14,832	-	81,953	96,785	927,841	1,024,626	-
Total	$1,665,824	$833,634	$2,644,101	$5,143,559	$149,777,034	$154,920,593	$

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of March 31, 2012 and December 31, 2011.  The balances are presented by class of loans.

	March 31,	December 31,
	2012	2011

One-to-four family mortgage	$1,599,921	$1,464,671
Multi-family and commercial real estate	630,881	828,132
Commercial	-	-
Home Equity	55,020	54,899
HELOCs	-	-
Education and other consumer	164,290	214,446
Non-covered consumer loans purchased	84,327	81,953
Total	$2,534,439	$2,644,101

Interest income on loans would have been increased by approximately $29,997 and $193,323 during those periods, if these loans had performed in accordance with their original terms.  Management considers multi-family, commercial real estate, and commercial loans which are 90 days or more past due to be impaired.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One -to-four family real estate	$1,507,074	$1,507,074	$160,387	$1,507,469	$6,823
Multi-family and commercial real estate	945,110	945,110	87,498	946,905	7,601

Total:
One -to-four family real estate	$1,507,074	$1,507,074	$160,387	$1,507,469	$6,823
Multi-family and commercial real estate	945,110	945,110	87,498	946,905	7,601

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	$21,471

Total:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	$21,471

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

There were no loan modifications that are considered troubled debt restructurings (“TDR”) completed during the three month period ended March 31, 2012.

There were no TDRs modified within the past year that subsequently defaulted during the period ended March 31, 2012.

8.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%

Non-interest-bearing demand	$6,415,792	3.16%	$6,644,398	3.27%
NOW accounts	16,221,985	7.98	15,721,299	7.75
Money market deposit	42,736,844	21.03	43,655,929	21.50
Savings	29,516,725	14.53	30,235,259	14.89
Time deposits	108,284,000	53.30	106,759,401	52.59
Total	$203,175,347	100.00%	$203,016,286	100.00%

9.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,210,727 and $4,200,181 at March 31, 2012 and December 31, 2011, respectively.  The Plan provides that death benefits totaling $6.0 million at March 31, 2012, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At March 31, 2012 and December 31, 2011, $1,654,934 and $1,621,532 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $562,678 and $551,321 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the   cost of providing such benefits by charges to income.  The amount accrued was approximately $62,831 and $54,790 for the three  months ended March 31, 2012 and 2011,  respectively.  The accruals change each year based on a discount rate of 6.25 percent used in determining the estimated liability that will be accrued when the employees are eligible for benefits.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2012	2011
Components of net periodic benefit cost:
Service cost	$37,495	$31,039
Interest cost	25,336	23,751
Net periodic benefit cost	$62,831	$54,790

10.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2012 and December 31, 2011, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$9,510,237	$-	$9,510,237
Corporate securities	-	7,009,444	-	7,009,444

Total	$-	$16,519,681	$-	$16,519,681

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$10,481,681	$-	$10,481,681
Corporate securities	-	6,866,804	-	6,866,804

Total	$-	$17,348,485	$-	$17,348,485

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,204,299	$2,204,299
Other real estate owned	-	-	352,205	352,205

	December 31, 2011
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,120,840	$2,120,840
Other real estate owned	-	-	82,942	82,942

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

March 31, 2012
Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

Impaired loans	2,204,299	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	352,205	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentt of the appraisal.

(3) Includes qualitative adjustments by management and estimated liquidation expenses.

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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2012, impaired loans with a carrying value of $2,452,184 were reduced by specific valuation allowance totaling $247,885 resulting in a net fair value of $2,204,299 based on Level 3 inputs.

Other real estate owned is reported at fair value utilizing level 3 inputs. For these assets, a review of the collateral and an analysis of the expenses related to selling these assets is conducted and a charge-off is recorded to the allowance for loan losses.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2012 and December 31, 2011, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

11.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	Fair Value Measurements at
	March 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$22,016,504	$-	$-	$22,016,504
Investment securities
Available for sale	-	16,519,681	-	16,519,681
Held to maturity	-	58,123,794	-	58,123,794
Net loans receivable	-	-	150,135,142	150,135,142
Accrued interest receivable	928,215	-	-	928,215
Federal Home Loan Bank stock	2,681,400	-	-	2,681,400
Bank-owned life insurance	4,210,727	-	-	4,210,727
FDIC indemnification asset	-	-	5,129,199	5,129,199

Financial liabilities:
Deposits	94,891,347	-	110,049,030	204,940,377
FHLB advance - long-term	-	-	27,611,319	27,611,319
Advances by borrowers
for taxes and insurance	637,407	-	-	637,407
Accrued interest payable	86,826	-	-	86,826

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$22,016,504	$22,016,504	$17,416,198	$17,416,198
Investment securities
Available for sale	16,519,681	16,519,681	17,348,485	17,348,485
Held to maturity	55,638,590	58,123,794	56,597,111	58,992,283
Net loans receivable	145,170,564	150,135,142	153,351,832	160,333,403
Accrued interest receivable	928,215	928,215	970,966	970,966
Federal Home Loan Bank stock	2,681,400	2,681,400	2,822,600	2,822,600
Bank-owned life insurance	4,210,727	4,210,727	4,200,181	4,200,181
FDIC indemnification asset	5,129,199	5,129,199	5,218,506	5,218,506

Financial liabilities:
Deposits	$203,175,347	$204,904,377	$203,016,286	$205,800,372
FHLB advances - long-term	25,945,611	27,611,319	31,091,302	29,626,439
Advances by borrowers
for taxes and insurance	637,407	637,407	939,092	939,092
Accrued interest payable	86,826	86,826	95,894	95,894

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia MHC, Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia MHC’s, Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: the ability to successfully integrate the operations of Earthstar Bank; changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2011 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov . These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $260.0 million, a decrease of $5.1 million, or 1.9%, from total assets of $265.1 million at December 31, 2011. The decrease in assets resulted primarily from a $8.3 million decrease in loans receivable and covered loans, partially offset by a $4.6 million increase in cash and cash equivalents. Total liabilities at March 31, 2012 were $232.1 million compared to $237.4 million at December 31, 2011, a decrease of $5.3 million, or 2.2%. The decrease in liabilities was primarily due to a $5.1 million decrease in FHLB advances-long-term. Total stockholder’s equity increased to $27.8 million at March 31, 2012 from $27.6 million at December 31, 2011, an increase of $195,000, or 0.7%, primarily as a result of our operating profit and an increase in fair value of AFS securities.

Cash and cash equivalents increased to $22.0 million from $17.4 million during the three months ended March 31, 2012, an increase of $4.6 million, or 26.4%. The increase in cash and cash equivalents was attributable in part, to the decrease in loans of $8.3 million, partially offset by the decline in FHLB advances - long-term of $5.1 million.

Investment securities available for sale decreased to $16.5 million from $17.3 million during the three months ended March 31, 2012, a decrease of $828,000, or 4.6%. The decrease in investment securities available for sale was attributable to payments received.

Investment securities held to maturity decreased to $55.6 million from $56.6 million during the three months ended March 31, 2012, a decrease of $958,000, or 1.8%. The decrease in investment securities held to maturity was attributable, in part, to $2.5 million in payments received, partially offset by the purchase of $1.6 million in mortgage backed securities.

Loans receivable decreased $8.3 million, or 5.4%, to $146.3 million at March 31, 2012, compared to $154.6 million at December 31, 2011. The size of our loan portfolio decreased during the three months ended March 31, 2012 primarily due to $7.8 million, net in loan repayments during the period.

Total deposits increased to $203.2 million from $203.0 million during the three months ended March 31, 2012, an increase of $159,000, or 0.1%. The increase in deposits is a result of competitively priced deposits.

FHLB advances long-term decreased $5.1 million, or 16.5%, to $25.9 at March 31, 2012 compared to $31.1 million at December 31, 2011. The decrease in FHLB advances – long term was the result of the maturity of $5.0 million in advances during the period.

Comparison of Operating Results For The Three Months Ended March 31, 2012 and 2011

General. We recorded net income of $76,000 during the three months ended March 31, 2012, compared to a net loss of $6,000 during the three months ended March 31, 2011. The higher net income for the three month period ended March 31, 2012 was primarily due to higher noninterest income and lower noninterest expense, partially offset by lower net interest income and a higher provision for loan losses.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,997	$2,230
Investment securities	589	569
Other interest and dividend income	2	4
Total interest and dividend income	2,588	2,803
Interest Expense:
Deposits	527	673
FHLB advances - short-term	-	3
FHLB advances - long-term	187	191
Advances by borrowers for taxes and insurance	6	6
Total interest expense	720	873
Net interest income	$1,868	$1,930

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$151,240	5.22%	$173,976	5.13%
Investment securities	72,805	3.20	71,837	3.17
Other interest-earning assets	17,273	0.05	24,676	0.07
Total interest-earning assets	241,318	4.30%	270,489	4.20%
Noninterest-earning assets:	19,513		15,933
Allowance for Loan Losses	(1,267)		(792)
Total assets	$259,564		$285,630

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,989	0.68%	$13,121	0.62%
Money market deposits	43,299	0.62	55,561	0.66
Savings accounts	29,958	0.35	29,874	0.45
Time deposits	107,149	1.52	118,241	1.82
Total interest-bearing deposits	196,395	1.08%	216,797	1.26%
FHLB advances - short-term	-	-	1,778	0.68
FHLB advances - long-term	26,377	2.84	27,398	2.83
Advances by borrowers for taxes and insurance	947	2.54	1,024	2.38
Total interest-bearing liabilities	223,719	1.29%	246,997	1.43%
Noninterest-bearing liabilities:	7,987		11,309
Total liabilities	231,706		258,306
Retained earnings	27,858		27,324
Total liabilities and retained earnings	$259,564		$285,630

Interest rate spread		3.01%		2.77%
Net yield on interest-bearing assets		3.10%		2.89%
Ratio of average interest-earning assets to
average interest-bearing liabilities		107.87%		109.51%

Our net interest rate spread increased to 3.01% for the three months ended March 31, 2012 from 2.77% for the same period in 2011. The primary reasons for the increase in our net interest spread for the three month period reflects a higher average yield earned on loans and investments securities and a lower average yield paid on all interest bearing deposits. Net interest income for the three months ended March 31, 2012 decreased $62,000 to $1.9 million, or 3.2% from $1.9 million during the same period last year. The primary reasons for the decrease in net interest income for the three month period reflects a lower average balance of loans and other interest earning assets, partially offset by, a lower average interest rate paid on money market accounts, savings accounts, and time deposits. The average balance of loans decreased during the three months ended March 31, 2012 due to increased payments and payoffs from the same period last year. Lower interest expense on deposits for the three months ended March 31, 2012 was due to a continuing decline in market interest rates. The increase in the average balance of investment securities during the three month period ended March 31, 2012 was due to the purchase of mortgage backed securities held to maturity.

Provision for Loan Losses. We recorded a provision for loan losses of $90,000 for the three months ended March 31, 2012 as compared to a provision for loan losses of $26,000 for the three months ended March 31, 2011. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the Company’s historical experience, the volume and type of lending conducted by the Company, the amount of the Company’s classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company’s primary market area, and other factors related to the collectability of the Company’s loan portfolio.

Noninterest Income.     The following table summarizes noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Service fees on deposit accounts	$33	$30
Earnings on bank-owned life insurance	10	17
Gain on sale of loans, net	142	-
Rental income	73	73
Accretion of FDIC indemnification asset	-	11
Other	106	50
Total	$364	$181

The $183,000 increase in noninterest income during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a $142,000 increase in gains on the sale of loans, a $56,000 increase in other income was primarily due to $46,000 in payments received on charged off Earthstar loans, partially offset by a $7,000 decrease in earnings on Bank-owned life insurance.

Noninterest Expense.   The following table summarizes noninterest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Compensation and employee benefits	$1,163	$1,101
Occupancy and equipment	333	353
Federal deposit insurance premiums	74	92
Data processing expense	100	151
Professional fees	99	94
Other	254	305
Total	$2,023	$2,096

Total noninterest expense decreased $73,000, or 3.5%, to $2.0 million for the three months ended March 31, 2012 from the prior year period. The decrease in noninterest expense for the three months ended March 31, 2012 as compared to the prior year period was primarily the result of decreases of $51,000 in data processing expense, $51,000 in other expenses, $20,000 in occupancy and equipment expense and a $18,000 in federal deposit insurance premiums, partially offset by an increase of $62,000 in compensation and employee benefits. The reduction in expenses from the prior year period are primarily related to reduced costs related to the Earthstar transaction and the decrease in FDIC insurance premiums is also related to the reduction in the assessment calculation. The increase in compensation and employee benefits is related to the increase in staff and the hiring of branch management staff.

Income Taxes. We recorded tax expense of $43,000 for the three months ended March 31, 2012 compared to a tax benefit of $4,000 during the three months ended March 31, 2011. The increase of tax expenses resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $22.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.5 million at March 31, 2012. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $79.1 million from the FHLB of Pittsburgh. On March 31, 2012, we had $25.9 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At March 31, 2012, we had $3.1 million in mortgage loan commitments outstanding and $36,000 in a standby letter of credit. Time deposits due within one year of March 31, 2012 totaled $60.5 million, or 63.3% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2012 and the year ended December 31, 2011 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item4.	Controls and Procedures

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

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At March 31, 2012 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-Kare not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101*   The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: May 15, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

