Form 10-Q
period 2012-06-30
Polonia Bancorp
filed 2012-08-14
CIK 1368252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐                          No  ☒

As of August 14, 2012, there were 3,155,114 shares of the registrant’s common stock outstanding.

POLONIA BANCORP

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$1,690,241	$2,312,801
Interest-bearing deposits with other institutions	26,311,881	15,103,397
Cash and cash equivalents	28,002,122	17,416,198

Investment securities available for sale	16,448,584	17,348,485
Investment securities held to maturity (fair value of $58,823,011 and $58,992,283)	55,838,830	56,597,111
Loans held for sale	1,733,526	-
Loans receivable	114,116,971	128,922,661
Covered loans	22,919,570	25,708,179
Total loans	137,036,541	154,630,840
Less: allowance for loan losses	1,246,995	1,279,008
Net loans	135,789,546	153,351,832
Accrued interest receivable	884,001	970,966
Federal Home Loan Bank stock	2,633,700	2,822,600
Premises and equipment, net	5,115,313	5,085,980
Bank-owned life insurance	4,221,096	4,200,181
FDIC indemnification asset	4,876,624	5,218,506
Other assets	2,339,839	2,038,563
TOTAL ASSETS	$257,883,182	$265,050,422

LIABILITIES
Deposits	$201,024,966	$203,016,286
FHLB advances - long-term	25,798,506	31,091,302
Advances by borrowers for taxes and insurance	880,650	939,092
Accrued interest payable	83,126	95,894
Other liabilities	2,258,594	2,269,471
TOTAL LIABILITIES	230,045,841	237,412,045

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	14,126,099	14,051,475
Retained earnings	15,440,172	15,399,854
Unallocated shares held by Employee Stock Ownership Plan
"ESOP" (82,092 and 87,514 shares)	(820,927)	(875,144)
Treasury Stock (151,136 shares)	(1,274,528)	(1,274,528)
Accumulated other comprehensive income	333,461	303,657
TOTAL STOCKHOLDERS' EQUITY	27,837,340	27,638,377
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,883,182	$265,050,422

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$1,988,410	$2,304,503	$3,985,033	$4,534,155
Investment securities	578,038	662,787	1,166,410	1,232,283
Other interest and dividend income	4,008	941	6,244	4,468
Total interest and dividend income	2,570,456	2,968,231	5,157,687	5,770,906

INTEREST EXPENSE
Deposits	508,098	665,311	1,034,743	1,338,638
FHLB advances - short-term	-	7,886	-	11,187
FHLB advances - long-term	184,624	193,544	371,720	384,288
Advances by borrowers for taxes and insurance	4,959	5,292	10,927	11,039
Total interest expense	697,681	872,033	1,417,390	1,745,152

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,872,775	2,096,198	3,740,297	4,025,754
Provision for loan losses	100,515	89,423	190,574	115,189

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,772,260	2,006,775	3,549,723	3,910,565

NONINTEREST INCOME
Service fees on deposit accounts	48,281	53,116	80,916	82,686
Earnings on bank-owned life insurance	10,369	17,369	20,915	34,738
Investment securities gains, net	-	218,095	-	218,095
Gain on sale of loans, net	199,417	104,023	340,978	104,023
Rental income	71,470	77,745	144,964	150,535
Other	86,917	111,506	192,832	173,252
Total noninterest income	416,454	581,854	780,605	763,329

NONINTEREST EXPENSE
Compensation and employee benefits	1,252,900	1,217,527	2,415,948	2,318,046
Occupancy and equipment	353,651	340,596	686,224	693,786
Federal deposit insurance premiums	81,025	114,277	155,156	206,668
Data processing expense	98,679	161,942	198,500	313,166
Professional fees	109,026	95,729	208,594	189,743
Other	343,870	422,618	597,374	727,223
Total noninterest expense	2,239,151	2,352,689	4,261,796	4,448,632

Income (loss) before income tax expense (benefit)	(50,437)	235,940	68,533	225,262
Income tax expense (benefit)	(14,941)	15,312	28,215	11,036

NET INCOME (LOSS)	$(35,496)	$220,628	$40,318	$214,226

EARNINGS PER SHARE - Basic and Diluted	$(0.01)	$0.07	$0.01	$0.07

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(35,496)	$220,628	$40,318	$214,226

Reclassification adjustment for gains on available for sale securities included in net income	-	(218,095)	-	(218,095)

Tax effect	-	74,152	-	74,152

Changes in net unrealized gain (loss) on investment securities available for sale	39,664	85,533	45,158	103,674

Tax effect	(13,486)	(29,081)	(15,354)	(35,249)

Total comprehensive income (loss)	$(9,318)	$133,137	$70,122	$138,708

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
	Shares of				Unallocated		Other
	Common	Common	Additional	Retained	Shares Held	Treasury	Comprehensive
	Stock	Stock	Paid-In-Capital	Earnings	by ESOP	Stock	Income	Total

Balance, December 31, 2011	3,306,250	$33,063	$14,051,475	$15,399,854	$(875,144)	$(1,274,528)	$303,657	$27,638,377

Net income				40,318				40,318
Other comprehensive income; net							29,804	29,804
Stock options compensation expense			44,796					44,796
Allocation of unearned ESOP shares			(28,038)		54,217			26,179
Allocation of unearned restricted stock			57,866					57,866

Balance, June 30, 2012	3,306,250	$33,063	$14,126,099	$15,440,172	$(820,927)	$(1,274,528)	$333,461	$27,837,340

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$40,318	$214,226
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	190,574	115,189
Depreciation, amortization and accretion	199,885	295,650
Investment sccurities gains, net	-	(218,095)
Origination of loans held for sale	(12,350,240)	(6,741,669)
Proceeds from sale of loans	10,957,692	6,845,692
Net gain on sale of loans	(340,978)	(104,023)
Gain on the sale of other real estate owned	(22,562)	-
Earnings on bank-owned life insurance	(20,915)	(34,738)
Deferred federal income taxes	(42,802)	(5,660)
Decrease in accrued interest receivable	86,965	6,946
Increase (decrease) in accrued interest payable	(12,768)	13,773
Compensation expense for stock options, ESOP and restricted stock	128,841	127,973
Other, net	(342,827)	378,771
Net cash provided by operating activities	(1,528,817)	894,035

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	6,044,294
Proceeds from principal repayments and maturities	2,745,831	2,821,073
Purchases	(1,805,800)	-
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,184,255	3,135,114
Purchases	(4,490,347)	(36,490,767)
Decrease (increase) in loans receivable, net	14,347,144	(728,249)
Decrease in covered loans	2,805,130	3,325,181
Proceeds from sale of other real estate owned	349,947	-
Redemptions of Federal Home Loan Bank stock	188,900	338,000
Payments received from FDIC under loss share agreement	364,420	-
Purchase of premises and equipment	(245,494)	(201,925)
Net cash (used for) provided by investing activites	19,443,986	(21,757,279)

FINANCING ACTIVITES
Decrease in deposits, net	(1,978,007)	(22,565,359)
Net increase in FHLB advances - short term	-	5,000,000
Repayment of FHLB advances - long-term	(5,292,796)	(2,047,698)
Increase (decrease) in advances by borrowers for taxes and insurance, net	(58,442)	66,716
Net cash used for financing activites	(7,329,245)	(19,546,341)
Increase (decrease) in cash and cash equivalents	10,585,924	(40,409,585)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,416,198	54,004,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,002,122	$13,594,964

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,430,158	$1,731,379
Income taxes	200,000	35,000
Noncash items:
Transfers from loans to other real estate owned	269,263	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss):	$(35,496)	$220,628	$40,318	$214,226

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(151,136)	(149,154)	(151,136)	(149,154)
Less weighted average number of unearned ESOP shares	(82,829)	(91,469)	(83,909)	(92,543)
Less weighted average number of nonvested restricted stock awards	(4,172)	(16,484)	(4,651)	(16,955)
Weighted average shares outstanding basic	3,068,113	3,049,143	3,066,554	3,047,598
Weighted average shares outstanding diluted	3,068,113	3,049,143	3,066,554	3,047,598
Earnings per share:
Basic	$(0.01)	$0.07	$0.01	$0.07
Diluted	(0.01)	0.07	0.01	0.07

Options to purchase 153,903 shares at $9.40 per share of common stock as of June 30, 2012 and 2011, as well as 2,052 shares and 14,364 shares of restricted stock as of June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 54% of the total loans pooled at June 30, 2012, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 40 percent of the total loans pooled at June 30, 2012. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 2 percent of the total loans pooled at June 30, 2012. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 4 percent of the total loans pooled at June 30, 2012. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	June 30, 2012		December 31, 2011
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$3,168,294	$38,026,260	$3,751,512	$41,396,457

Carrying amount, net of allowance	$1,106,704	$22,752,852	$1,226,434	$25,433,101

During the six months ended June 30, 2012, the Company recorded a provision of $515 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2011, the Company recorded a provision of $73,270 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There was no allowance for loan losses recorded for acquired loans without specific evidence of deterioration of credit quality for the six months ended June 30, 2012 and for the year ended December 31, 2011. There was an allowance for loan loss of $68,481 reversed during the six months ended June 30, 2012 and no allowance for loan loss reversed for the year ended December 31, 2011.

Changes in the accretable yield for acquired loans were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		Acquired Loans		Acquired Loans
		Without Specific		Without Specific
	Acquired Loans With	Evidence of	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$36,434	$8,165,501	$48,637	$8,680,970
Reclassifications and other	-	4,782,910	-	4,645,794
Accretion	(36,434)	(360,243)	(48,637)	(738,596)
Balance at end of period	$-	$12,588,168	$-	$12,588,168

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
		Acquired Loans		Acquired Loans
		Without Specific		Without Specific
	Acquired Loans With	Evidence of	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$98,208	$9,847,038	$114,448	$10,665,986
Reclassifications and other	(1,370)	(272,520)	(1,370)	(615,669)
Accretion	(16,240)	(451,489)	(32,480)	(927,288)
Balance at end of period	$80,598	$9,123,029	$80,598	$9,123,029

The $396,677 and $787,233 recognized as accretion represents the interest income earned on acquired loans for the three and six months ended June 30, 2012. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $4,060,278 and $4,622,810 for the three and six months ended June 30, 2012 of reclassifications from non-accretable discounts to accretable discounts. The remaining $722,632 and $22,984 change in the accretable yield represents increases in expected interest due to increased expected principal repayments during the three and six month periods ended June 30, 2012, respectively.

4.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$4,164,992	$318,267	$-	$4,483,259
Freddie Mac	155,047	10,984	-	166,031
Government National Mortgage Association	775,630	114,587	-	890,217
Collateralized mortgage obilgations-government sponsored entities	3,067,817	81,890	(23,082)	3,126,625
Total mortgage-backed securities	8,163,485	525,727	(23,082)	8,666,131
Corporate securities	7,779,854	127,046	(124,447)	7,782,453

Total	$15,943,339	$652,773	$(147,529)	$16,448,584

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$44,115,241	$2,468,675	$-	$46,583,916
Freddie Mac	11,723,590	515,506	-	12,239,095
Total mortgage-backed securities	$55,838,830	$2,984,180	$-	$58,823,011

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$5,048,803	$364,619	$-	$5,413,422
Freddie Mac	226,397	16,307	-	242,704
Government National Mortgage Association	891,547	122,503	-	1,014,050
Collateralized mortgage obilgations-government sponsored entities	3,749,738	85,709	(23,942)	3,811,505
Total mortgage-backed securities	9,916,485	589,138	(23,942)	10,481,681
Corporate securities	6,971,914	63,753	(168,863)	6,866,804

Total	$16,888,399	$652,891	$(192,805)	$17,348,485

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$46,771,951	$1,991,083	$-	$48,763,034
Freddie Mac	9,825,160	404,089	-	10,229,249
Total mortgage-backed securities	$56,597,111	$2,395,172	$-	$58,992,283

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	June 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government sponsored entities	$242,660	$(8,585)	$264,924	$(14,496)	$507,583	$(23,082)
Total mortgage-backed securities	242,660	(8,585)	264,924	(14,496)	507,583	(23,082)
Corporate securities	2,682,879	(124,447)	-	-	2,682,879	(124,447)

Total	$2,925,539	$(133,032)	$264,924	$(14,496)	$3,190,463	$(147,529)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government sponsored entities	$529,409	$(22,168)	$6,690	$(1,774)	$536,099	$(23,942)
Total mortgage-backed securities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Corporate securities	4,358,300	(168,863)	-	-	4,358,300	(168,863)

Total	$4,887,709	$(191,031)	$6,690	$(1,774)	$4,894,399	$(192,805)

The Company reviews its position quarterly and has determined that at June 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 11 positions that were temporarily impaired at June 30, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$987,858	$996,477	$-	$-
Due after one year through five years	6,201,499	6,374,172	-	-
Due after five years through ten years	3,486,772	3,500,064	12,684,390	13,448,922
Due after ten years	5,267,210	5,577,871	43,154,440	45,374,088

Total	$15,943,339	$16,448,584	$55,838,830	$58,823,011

The Company had no sales of investment securities for the three and six month periods ending June 30, 2012. For the three and six month periods ended June 30, 2011, the Company realized gross gains of $218,095 from the sale of investment securities and proceeds from the sale of investment securities of $6,044,294.

5.	Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2012	2011

Mortgage Loans:
One-to-four family	$97,472,452	$111,271,871
Multi-family and commercial real estate	8,658,978	9,438,816
	106,131,430	120,710,687

Home equity loans	2,713,812	2,817,654
Home equity lines of credit ("HELOCs")	1,955,557	1,766,999
Education loans	2,657,570	2,885,067
Other consumer loans	446	7,381
Non-covered consumer loans purchased	945,290	1,024,626
Covered loans	22,919,570	25,708,179
	137,323,674	154,920,593
Less:
Net deferred loan fees	287,133	289,753
Allowance for loan losses	1,246,995	1,279,008

Total	$135,789,546	$153,351,832

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties.  These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies.  In general, the Company’s loan portfolio performance at June 30, 2012 and December 31, 2011 is dependent upon the local economic conditions.

6.	Covered Loans

At June 30, 2012, and December 31, 2011, the Company had $22.9 million and $25.7 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.1 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively. The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

Loans acquired in the FDIC-assisted transaction have been performing better than originally expected.  Based on the June 30, 2012 re-forecast of expected cash flows, an increased amount of the purchase discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans.  Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased.  The FDIC loss sharing asset at June 30, 2012 will be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 8 years.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $21.8 million and $25.4 million at June 30, 2012 and December 31, 2011, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

The components of covered loans by portfolio class as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Mortgage loans:
One-to-four family	$12,908,014	$14,442,335
Multi-family and commercial real estate	9,933,942	10,918,588
	22,841,956	25,360,923
Commercial	77,614	347,256
Total Loans	$22,919,570	$25,708,179

7.	Allowance for Loan Losses

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
Trends in credit quality ratings
Changes in management and lending staff
Economic trends
Concentrations of credit
Changes in lending policies
Changes in loan review
External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.  During 2012, the qualitative factors were reviewed and some changes were made.

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at June 30, 2012.  Included in the allowance for loan losses is $5,304 and $73,270 related to loans covered by loss-share agreements with the FDIC as of June 30, 2012 and December 31, 2011, respectively.

The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three and Six Months Ended June 30, 2012 and 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Three Months Ended June 30, 2012 Allowance for Loan Losses:
Balance at beginning of period	$597,479	$499,576	$-	$19,640	$8,494	$20,763	$1,145,952
Provision (credit) for loan losses	122,375	(21,483)	-	(833)	1,284	(828)	100,515
Charge-offs	-	-	-	-	-	-	-
Recoveries	528	-	-	-	-	-	528
Net charge-offs	528	-	-	-	-	-	528
Balance at end of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995

Three Months Ended June 30, 2011 Allowance for Loan Losses:
Balance at beginning of period	$540,778	$276,917	$-	$13,939	$9,798	$21,207	$862,639
Provision (credit) for loan losses	88,282	1,256	-	216	646	(977)	89,423
Charge-offs	-	-	-	-	-	-	-
Recoveries	963	-	-	-	-	-	963
Net charge-offs	963	-	-	-	-	-	963
Balance at end of period	$630,023	$278,173	$-	$14,155	$10,444	$20,230	$953,025

Six Months Ended June 30, 2012 Allowance for Loan Losses:
Balance at beginning of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	331,689	(140,140)	-	(497)	943	(1,421)	190,574
Charge-offs	(223,418)	-	-	-	-	-	(223,418)
Recoveries	831	-	-	-	-	-	831
Net charge-offs	(222,587)	-	-	-	-	-	(222,587)
Balance at end of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995

Six Months Ended June 30, 2011 Allowance for Loan Losses:
Allowance for loan losses:	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	106,989	3,887	-	(437)	559	4,191	115,189
Charge-offs	-	-	-	-	-	-	-
Recoveries	3,852	-	-	-	-	-	3,852
Net charge-offs	3,852	-	-	-	-	-	3,852
Balance at end of period	$630,023	$278,173	$-	$14,155	$10,444	$20,230	$953,025

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At June 30, 2012
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995

Ending balance: individually evaluated for impairment	$91,906	$82,709	$-	$-	$-	$-	$174,615

Ending balance: collectively evaluated for impairment	$628,476	$390,080	$-	$18,807	$9,778	$19,935	$1,067,076

Ending balance: loans acquired with deteriorated credit quality	$-	$5,304	$-	$-	$-	$-	$5,304

Loans:
Ending Balance	$110,380,466	$18,592,920	$77,614	$2,713,812	$1,955,557	$3,603,305	$137,323,674

Ending balance: individually evaluated for impairment	$1,471,431	$871,792	$-	$-	$-	$-	$2,343,223

Ending balance: collectively evaluated for impairment	$96,001,020	$7,787,186	$-	$2,713,812	$1,955,557	$2,658,016	$111,115,591

Ending balance: loans acquired with deteriorated credit quality	$12,908,014	$9,933,942	$77,614	$-	$-	$945,290	$23,864,860

	At December 31, 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Ending balance: individually evaluated for impairment	$183,806	$82,709	$-	$-	$-	$-	$266,515

Ending balance: collectively evaluated for impairment	$358,993	$530,735	$-	$19,304	$8,835	$21,356	$939,223

Ending balance: loans acquired with deteriorated credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270

Loans:
Ending Balance	$125,714,206	$20,357,404	$347,256	$2,817,654	$1,766,999	$3,917,074	$154,920,593

Ending balance: individually evaluated for impairment	$1,441,659	$799,876	$-	$-	$-	$-	$2,241,535

Ending balance: collectively evaluated for impairment	$109,835,038	$8,634,113	$-	$2,817,654	$1,766,999	$2,892,448	$125,946,252

Ending balance: loans acquired with deteriorated credit quality	$14,442,335	$10,918,588	$347,256	$-	$-	$1,024,626	$26,732,805

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at June 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of June 30, 2012 and December 31, 2011:

	June 30,		December 31,
	2012		2011
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$14,968,264	$77,614	$15,046,793	$347,256
Special Mention	657,059	-	1,832,849	-
Substandard	2,967,597	-	3,477,762	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$18,592,920	$77,614	$20,357,404	$347,256

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  Multi-family and commercial real estate and commercial loans are categorized by risk classification as of June 30, 2012 and December 31, 2011.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2012 and December 31, 2011:

	At June 30, 2012
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$108,667,586	$2,658,677	$1,955,557	$2,577,368	$853,571
Nonperforming	1,712,880	55,135	-	80,647	91,719
Total	$110,380,466	$2,713,812	$1,955,557	$2,658,015	$945,290

	At December 31, 2011
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$124,249,535	$2,762,755	$1,766,999	$2,678,002	$942,973
Nonperforming	1,464,671	54,899	-	214,446	81,653
Total	$125,714,206	$2,817,654	$1,766,999	$2,892,448	$1,024,626

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At June 30, 2012
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,111,817	$878,336	$1,712,880	$3,703,033	$106,677,433	$110,380,466	$-
Multi-family and commercial real estate	19,464	674,168	630,398	1,324,030	17,268,890	18,592,920	-
Commercial	-	-	-	-	77,614	77,614	-
Home equity	-	-	55,135	55,135	2,658,677	2,713,812	-
HELOCs	-	-	-	-	1,955,557	1,955,557	-
Education and other consumer	59,388	7,216	80,647	147,251	2,510,764	2,658,015	-
Non-covered consumer loans puchased	-	2,984	91,719	94,703	850,587	945,290	-
Total	$1,190,669	$1,562,704	$2,570,779	$5,324,152	$131,999,522	$137,323,674	$

	At December 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,349,589	$96,230	$1,464,671	$2,910,490	$122,803,716	$125,714,206	$-
Multi-family and commercial real estate	243,211	721,984	828,132	1,793,327	18,564,077	20,357,404	-
Commercial	-	-	-	-	347,256	347,256	-
Home equity	-	-	54,899	54,899	2,762,755	2,817,654	-
HELOCs	-	-	-	-	1,766,999	1,766,999	-
Education and other consumer	58,192	15,420	214,446	288,058	2,604,390	2,892,448	-
Non-covered consumer loans puchased	14,832	-	81,953	96,785	927,841	1,024,626	-
Total	$1,665,824	$833,634	$2,644,101	$5,143,559	$149,777,034	$154,920,593	$

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of June 30, 2012 and December 31, 2011.  The balances are presented by class of loans.

	June 30,	December 31,
	2012	2011

One-to-four family mortgage	$1,712,880	$1,464,671
Multi-family and commercial real estate	630,398	828,132
Commercial	-	-
Home Equity	55,135	54,899
HELOCs	-	-
Education and other consumer	80,647	214,446
Non-covered consumer loans purchased	91,719	81,953
Total	$2,570,779	$2,644,101

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

	June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One -to-four family real estate	$1,471,431	$1,471,431	$91,906	$1,470,456	$14,041
Multi-family and commercial real estate	1,054,772	1,054,772	88,013	944,056	16,277

Total:
One -to-four family real estate	$1,471,431	$1,471,431	$91,906	$1,470,456	$14,041
Multi-family and commercial real estate	1,054,772	1,054,772	88,013	944,056	16,277

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	$21,471

Total:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	$21,471

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

There were no loan modifications that are considered troubled debt restructurings (“TDR”) completed during the three or six month periods ended June 30, 2012.

There were no TDRs modified within the past year that subsequently defaulted during the three or six month periods ended June 30, 2012.

8.	Deposits

Deposit accounts are summarized as follows for the periods ending June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%

Non-interest-bearing demand	$6,248,678	3.11%	$6,644,398	3.27%
NOW accounts	15,110,842	7.52	15,721,299	7.75
Money market deposit	42,164,878	20.97	43,655,929	21.50
Savings	29,673,971	14.76	30,235,259	14.89
Time deposits	107,826,597	53.64	106,759,401	52.59
Total	$201,024,966	100.00%	$203,016,286	100.00%

9.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,221,096 and $4,200,181 at June 30, 2012 and December 31, 2011, respectively.  The Plan provides that death benefits totaling $6.0 million at June 30, 2012, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At June 30, 2012 and December 31, 2011, $1,688,336 and $1,621,532 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $574,034 and $551,321 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $61,445 and $54,790 for the three months ended June 30, 2012 and 2011, and $124,277 and $107,863 for the six months ended June 30, 2012 and 2011, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$36,109	$31,039	$73,604	$60,360
Interest cost	25,336	23,751	50,673	47,503
Net periodic benefit cost	$61,445	$54,790	$124,277	$107,863

10.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2012 and December 31, 2011, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$8,666,131	$-	$8,666,131
Corporate securities	-	7,782,453	-	7,782,453

Total	$-	$16,448,584	$-	$16,448,584

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$10,481,681	$-	$10,481,681
Corporate securities	-	6,866,804	-	6,866,804

Total	$-	$17,348,485	$-	$17,348,485

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,346,284	$2,346,284
Other real estate owned	-	-	27,789	27,789

	December 31, 2011
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,120,840	$2,120,840
Other real estate owned	-	-	82,942	82,942

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	June 30, 2012
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
Impaired loans	2,346,284	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)	0% to 6%

Other real estate owned	27,789	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)	0% to 6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentt of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2012, impaired loans with a carrying value of $2,526,203 were reduced by specific valuation allowance totaling $179,919 resulting in a net fair value of $2,346,284 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2012 and December 31, 2011, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

11.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	Fair Value Measurements at
	June 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$28,002,122	$-	$-	$28,002,122
Investment securities
Available for sale	-	16,448,584	-	16,448,584
Held to maturity	-	58,823,011	-	58,823,011
Loans held for sale	1,733,526	-	-	1,733,526
Net loans receivable	-	-	141,119,403	141,119,403
Accrued interest receivable	884,001	-	-	884,001
Federal Home Loan Bank stock	2,633,700	-	-	2,633,700
Bank-owned life insurance	4,221,096	-	-	4,221,096

Financial liabilities:
Deposits	93,198,369	-	109,487,126	202,685,495
FHLB advance - long-term	-	-	27,568,284	27,568,284
Advances by borrowers for taxes and insurance	880,650	-	-	880,650
Accrued interest payable	83,126	-	-	83,126

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$28,002,122	$28,002,122	$17,416,198	$17,416,198
Investment securities
Available for sale	16,448,584	16,448,584	17,348,485	17,348,485
Held to maturity	55,838,830	58,823,011	56,597,111	58,992,283
Loans held for sale	1,733,526	1,733,526	-	-
Net loans receivable	135,789,546	141,119,403	153,351,832	160,333,403
Accrued interest receivable	884,001	884,001	970,966	970,966
Federal Home Loan Bank stock	2,633,700	2,633,700	2,822,600	2,822,600
Bank-owned life insurance	4,221,096	4,221,096	4,200,181	4,200,181

Financial liabilities:
Deposits	$201,024,966	$202,685,495	$203,016,286	$205,800,372
FHLB advances - long-term	25,798,506	27,568,284	31,091,302	29,626,439
Advances by borrowers for taxes and insurance	880,650	880,650	939,092	939,092
Accrued interest payable	83,126	83,126	95,894	95,894

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

Loans Held for Sale

The fair value of mortgage loans held for sale is determined, when possible, using Level 1 quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on sales of similar assets.

All mortgage loans held for sale are sold 100% servicing released and made in compliance with applicable loan criteria and underwriting standards established by the buyers. These loans are originated according to applicable federal and state laws and follow proper standards for servicing valid liens.

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

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans, which are more fully described in Note 3.

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at June 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $4.9 million and $5.2 million, respectively.

From the date of acquisition, the agreements extend ten years for 1-4 family real estate loans and five years for other loans. The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them. Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The Bank will collect the assets over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements. While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis. Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from the acquisition on a quarterly or annual basis.

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

 Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets at June 30, 2012 were $257.9 million, a decrease of $7.2 million, or 2.7%, from total assets of $265.1 million at December 31, 2011. The decrease in assets resulted primarily from a decrease in loans receivable of $17.6 million, primarily due to loan sales and loan prepayments that funded a reduction in borrowings and deposits. Total liabilities at June 30, 2012 were $230.0 million compared to $237.4 million at December 31, 2011, a decrease of $7.4 million, or 3.1%. The decrease in liabilities was primarily due to a reduction in FHLB advances and a decrease in deposits. Total stockholders’ equity increased to $27.8 million at June 30, 2012 from $27.6 million at December 31, 2011, an increase of $199,000, or 0.7%.

Loans receivable decreased $17.6 million, or 11.4%, to $137.0 at June 30, 2012, compared to $154.6 million at December 31, 2011. The size of our loan portfolio decreased during the six months ended June 30, 2012 due primarily to $29.4 million in loan payments, payoffs and sales, partially offset by $13.6 million in new loans.

Non-performing non-covered loans totaled $1.9 million, or 1.64% of total non-covered loans, at June 30, 2012 compared to $2.0 million, or 1.52% of total non-covered loans, at December 31, 2011and $1.1 million, or 0.78% of total non-covered loans, at June 30, 2011. The increase in non-performing non-covered loans as a percentage of total non-covered loans since December 31, 2011was primarily the result of a $14.8 million decrease in our total non-covered loan portfolio. The increase in that same ratio from June 30, 2011 to June 30, 2012 reflects a $25.2 million decrease in total non-covered loans as well as a $788,000 increase in non-performing non-covered loans, which consisted primarily of $560,000 in non-performing non-covered multi-family and commercial real estate loans.

Investment securities available for sale decreased to $16.4 million from $17.3 million during the six months ended June 30, 2012, a decrease of $899,000, or 5.2%. The decrease in investment securities available for sale was attributable to $2.7 million in principal payments and maturities, partially offset by $1.8 million in purchases.

Investment securities held to maturity decreased to $55.8 million from $56.6 million during the six months ended June 30, 2012, a decrease of $758,000, or 1.3%. The decrease in investment securities held to maturity was attributable, in part, to $5.2 million in principal repayments, partially offset by $4.4 million in purchases.

Cash and cash equivalents increased to $28.0 million from $17.4 million during the six months ended June 30, 2012, an increase of $10.6 million, or 60.8%. The increase in cash and cash equivalents was primarily attributable to loan sales and loan prepayments.

Total deposits decreased to $201.0 million from $203.0 million during the six months ended June 30, 2012, a decrease of $2.0 million, or 1.0%. The decrease in deposits was attributable, in part, to lower rates offered on deposit products.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $5.3 million decrease in FHLB advances long-term was due to maturities and repayments.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2012 and 2011

General. We recorded a net loss of $35,000 during the three months ended June 30, 2012, compared to net income of $221,000 during the three months ended June 30, 2011. The lower net income for the three month period ended June 30, 2012 was primarily related to a decrease in net interest income of $223,000 and a decrease of $166,000 in noninterest income, partially offset by a $114,000 decrease in noninterest expense and a $30,000 decrease in income tax expense.

We recorded net income of $40,000 during the six months ended June 30, 2012, compared to net income of $214,000 during the six months ended June 30, 2011. The lower net income for the six month period ended June 30, 2012 was the result of lower net interest income, higher provision for loan losses and higher income tax expense, partially offset by lower noninterest expense and higher noninterest income.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,989	$2,304	$3,985	$4,534
Investment securities	578	663	1,167	1,232
Other interest and dividend income	4	1	6	5
Total interest and dividend income	2,571	2,968	5,158	5,771
Interest Expense:
Deposits	508	665	1,035	1,339
FHLB advances - short-term	-	8	-	11
FHLB advances - long-term	185	194	372	384
Advances by borrowers for taxes and insurance	5	5	11	11
Total interest expense	698	872	1,418	1,745
Net interest income	$1,873	$2,096	$3,740	$4,026

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$141,008	5.58%	$172,723	5.28%	$146,230	5.42%	$175,382	5.14%
Investment securities	72,159	3.17	79,406	3.30	72,485	3.20	72,981	3.36
Other interest-earning assets	26,913	0.06	9,000	0.04	22,091	0.05	16,165	0.06
Total interest-earning assets	240,080	4.30%	261,129	4.56%	240,806	4.32%	264,528	4.40%
Noninterest-earning assets:	19,528		20,400		19,516		20,339
Allowance for Loan Losses	(1,204)		(1,256)		(1,236)		(1,033)
Total assets	$258,404		$280,273		$259,086		$283,834

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,629	0.49%	$13,292	0.60%	$15,809	0.59%	$12,942	0.62%
Money market deposits	42,261	0.60	51,338	0.66	42,780	0.61	51,563	0.68
Savings accounts	29,668	0.32	30,109	0.44	29,813	0.34	29,975	0.44
Time deposits	108,649	1.48	114,696	1.84	107,899	1.51	118,807	1.80
Total interest-bearing deposits	196,207	1.04%	209,435	1.27%	196,301	1.06%	213,287	1.27%
FHLB advances - short-term	-	-	4,769	0.67	-	-	3,282	0.68
FHLB advances - long-term	25,891	2.87	28,060	2.77	26,134	2.87	27,731	2.79
Advances by borrowers for taxes and insurance	750	2.67	920	2.18	848	2.62	972	2.28
Total interest-bearing liabilities	222,848	1.26%	243,184	1.44%	223,283	1.28%	245,272	1.43%
Noninterest-bearing liabilities:	7,648		9,632		7,814		11,169
Total liabilities	230,496		252,816		231,097		256,441
Retained earnings	27,908		27,457		27,989		27,393
Total liabilities and retained earnings	$258,404		$280,273		$259,086		$283,834

Interest rate spread		3.04%		3.12%		3.04%		2.96%
Net yield on interest-bearing assets		3.13%		3.22%		3.13%		3.07%
Ratio of average interest-earning assets to
average interest-bearing liabilities		107.73%		107.38%		107.85%		107.85%

Net Interest Income. Net interest income for the three months ended June 30, 2012 decreased $223,000, or 10.6%, to $1.9 million, from $2.1 million during the same period last year. Our net interest rate spread decreased to 3.04% for the three months ended June 30, 2012 from 3.12% for the same period in 2011. The primary reasons for the decrease in net interest income for the three month period are a lower average balance of loans and investment securities, partially offset by a higher average balance of other interest earning assets, a lower average balance of interest bearing deposits and a lower average balance of FHLB advances. Also, contributing to the lower net interest income was a lower average rate earned on interest earning assets, partially offset by a lower average rate paid on deposits. The average balance of loans decreased during the three months ended June 30, 2012 due to increased loan payoffs and sales. Lower interest expense on deposits for the three months ended June 30, 2012 was due to lower rates offered on deposit products. The decrease in the average balance of investment securities during the three month period ended June 30, 2012 was due to payments and maturities, partially offset by purchases.

Net interest income for the six months ended June 30, 2012 decreased $286,000, or 7.1%, to $3.7 million, from $4.0 million during the same period last year. Our net interest rate spread increased to 3.04% for the six months ended June 30, 2012 from 2.96% for the same period in 2011. The primary reasons for the decrease in net interest income for the six month period are a lower average balance of loans, partially offset by a lower average balance of deposits and a higher average balance of other interest earning assets. Also, contributing to the decrease in net interest income was a lower yield on investment securities, partially offset by a higher yield on loans and a lower average rate paid on deposits. The average balance of loans decreased during the six months ended June 30, 2012 due to increased loan payoffs and sales. Lower interest expense on deposits for the six months ended June 30, 2012 was due to a lower average yield on all deposit products.

Provision for Loan Losses. For the three months ended June 30, 2012 we recorded a provision for loan losses of $100,000 as compared to a provision for loan losses of $89,000 for the three months ended June 30, 2011. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.

For the six months ended June 30, 2012 we recorded a provision for loan losses of $190,000 as compared to a provision for loan losses of $115,000 for the six months ended June 30, 2011. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.

Noninterest Income.     The following table summarizes noninterest income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$48	$53	$81	$83
Earnings on bank-owned life insurance	10	17	21	35
Investment securities gains, net	-	218	-	218
Gain on sale of loans, net	199	104	341	104
Rental income	72	78	145	150
Other	87	112	193	173
Total	$416	$582	$781	$763

The $166,000 decrease in noninterest income during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to a $218,000 lower gain on the sale of investment securities, lower other income of $24,000, lower earnings on bank owned life insurance of $7,000, lower rental income of $7,000 and lower service fees on deposit accounts of $5,000, partially offset by higher gains on the sale of loans of $95,000.

The $17,000 increase in noninterest income during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to a $237,000 increase in gains on the sale of loans and a $20,000 increase in other income, partially offset by a $218,000 decrease in gains on the sale of investments.

Noninterest Expense.   The following table summarizes noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,253	$1,217	$2,416	$2,318
Occupancy and equipment	353	341	686	694
Federal deposit insurance premiums	81	114	155	207
Data processing expense	99	162	198	313
Professional fees	109	96	209	190
Other	344	423	598	727
Total	$2,239	$2,353	$4,262	$4,449

The $114,000 decrease in noninterest expense during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to a $79,000 reduction in other expenses, a $63,000 reduction in data processing expenses and a $33,000 reduction in federal deposit insurance premiums, partially offset by a $35,000 increase in compensation and employee benefits, a $13,000 increase in occupancy and equipment and a $13,000 increase in professional fees. The decrease in noninterest expense is primarily due to related efficiencies incurred following the Earthstar bank acquisition, a change in the calculation methodology for FDIC insurance premiums, as well as a small decrease in other expenses.

Total noninterest expense decreased $187,000, or 4.2%, to $4.3 million for the six months ended June 30, 2012 from the prior year period. The decrease in noninterest expense for the six months ended June 30, 2012 as compared to the prior year period was primarily the result of a $130,000 decrease in other noninterest expense, a $114,000 decrease in data processing expense, a $52,000 decrease in federal deposit insurance premiums and an $8,000 decrease in occupancy and equipment, partially offset by a $98,000 increase in compensation and employee benefits and a $19,000 increase in professional fees. The decrease in noninterest expense is primarily due to related efficiencies incurred following the Earthstar Bank acquisition, a change in the calculation methodology for FDIC insurance premiums, as well as a small decrease in other expenses.

Income Taxes. We recorded a tax benefit of $15,000 for the three months ended June 30, 2012 compared to tax expense of $15,000 during the three months ended June 30, 2011. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

We recorded tax expense of $28,000 for the six months ended June 30, 2012 compared to tax expense of $11,000 during the six months ended June 30, 2011. The increase in tax expenses resulted principally from the fact that a $75,000 benefit was recorded in the six months ended June 30, 2011 due to the reversal of a valuation allowance related to capital loss carryforwards.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $28.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.4 million at June 30, 2012. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $108.1 million from the FHLB of Pittsburgh. On June 30, 2012, we had $25.8 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2012, we had $3.4 million in mortgage loan commitments outstanding and $36,000 in a standby letter of credit. Time deposits due within one year of June 30, 2012 totaled $54.5 million, or 50.5% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2012 and the year ended December 31, 2011 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At June 30, 2012 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101*   The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*To be filed by amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP

Date: August 14, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

